Form 10QSB
period 2001-01-31
VERMONT WITCH HAZEL CO
filed 2001-03-16
CIK 1108955

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB
                   General Form for Registration of Securities
                            of Small Business Issuers

                          Under Section 12(b) or (g) of
                       the Securities Exchange Act of 1934

                         The Vermont Witch Hazel Company
                         ------------------------------
               (Exact name of Registrant as specified in charter)

          Vermont                       6770                     95-40272
(State or other jurisdiction        (Commission              (I.R.S.  Employee
     of incorporation)              File Number)            Identification No.)


                    4415 PONCA AVENUE, TOLUCA LAKE, CA 91602,
                    (Address of principal executive offices)


        Registrant's telephone number, including area code: 818 766-4640


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31,  2001



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                         Outstanding  as  of  January  31,  2001
          -------                        ---------------------------------------
 $2.00  Par  Value  Class  A  Common  Stock       1,149,850  Shares

TABLE  OF  CONTENTS

PART  1

ITEM  1.  FINANCIAL  STATEMENT                                               3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  PLAN  OF  OPERATION  12

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                      12

ITEM  4.  RESULTS  OF  OPERATIONS                                           12

PART  II

ITEM  6.  SIGNATURES                                                        13


PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statement.

       The  accompanying  unaudited financial statements, set forth herein under
PART I , have been prepared by management in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended January 31, 2001, are not necessarily indicative of the results that can be expected for the fiscal year ending July 31, 2001.


                                     Page 2.

                              FINANCIAL STATEMENTS


          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (UNAUDITED)


                                     Page 3.

                         THE VERMONT WITCH HAZEL COMPANY
                                 BALANCE SHEETS

ASSETS
------

                                              JANUARY                   JULY
                                             31,  2001                31,  2000
                                             ---------                ---------
                                            (Unaudited)               (Audited)
                                            -----------               ---------

Current  Assets:
     Cash                                     $1,596                   $6,768
     Accounts  receivable                        893                    1,533
     Inventory                               103,918                  130,388
                                             -------                  -------
     Total  current  assets                 $106,407                 $138,689

Fixed  Assets
     Furniture  and  equipment                 6,141                    6,141
     Less:  accumulated  depreciation            141                    6,141
                                             -------                  -------
                                                   0                        0
                                                   -                        -
                                            ========                 ========
          TOTAL ASSETS                      $106,407                 $138,689


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current  Liabilities:
     Accounts  payable                        19,935                   19,191
     Accrued  liabilities                        793                      617
     Notes  payable                           24,500                   17,000
                                              ------                   ------
     Total  current  liabilities              45,228                   36,808

Commitments  and  Contingencies:

Stockholders'  Equity  (Deficit)
     Preferred  stock  -  no  par  value
          Authorized  1,000,000
          Issued  and  outstanding  -  none
     Common  stock  -  no  par  value
          Authorized  10,000,000  shares
          Issued  and  outstanding
          1,149,850  shares                 604,292                   604,292

Retained  deficit                          (543,113)                 (502,411)
                                           ---------                 ---------

     Total  Stockholders'  Equity            61,179                    101,881
     TOTAL  LIABILITIES  AND
        STOCKHOLDERS'  EQUITY              $106,407                   $138,689

        The accompanying notes are an integral part of these statements.
                                     Page 4.




                                  THE VERMONT WITCH HAZEL COMPANY
                                      STATEMENT OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
                                           (unaudited)


                                             THREE        MONTHS            SIX         MONTHS
                                            2001           2000            2001          2000
Sales                                      $3,349        $7,503           $34,307      $16,842

Cost of sales                              12,326         8,280            30,240       10,466

Gross profit (loss)                        (8,977)         (777)            4,067        6,376

Rent and other income                        -            4,275               -          8,390

Loss on sale of land and building            -           (1,460)              -         (1,460)

Selling, general and administrative
 expenses                                 (21,106)      (64,976)          (44,769)    (100,944)

NET LOSS                                 ($30,083)     ($62,938)           40,702      (87,638)

Weighted average number of common
shares outstanding:                     1,149,850       864,600           1,149,8    1,149,850

Net loss per common share                 $(0.03)       $(0.07)           $( 0.04)     $(0.08)




       The  accompanying  notes  are  an  integral  part  of  these  statements

                                             Page  5.



                                                        THE VERMONT WITCH HAZEL COMPANY
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                               JANUARY 31, 2001
                                                                  (UNAUDITED)




TOTAL
                                   COMMON STOCK               ACCUMULATED              STOCKHOLDERS
                                SHARES       AMOUNT             DEFICIT                   EQUIT
Balance July 31,2000           1,149,850    $604,292           $(502,411)               $101,881


Net loss for period            ________      _______            $(40,702)               $(40,702)

Balance January 31, 2001       1,149,850    $604,292           $(543,113)                $61,179



         The accompanying notes are an integral part of these statements

                                     Page 6.



                                                                                THE VERMONT WITCH HAZEL COMPANY
                                                                                    STATEMENTS OF CASH FLOW
                                                                  FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
                                                                                          (UNAUDITED)


                                                     THREE MONTHS                             SIX MONTHS
                                                 2001            2000                   2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                   $(30,083)       $(62,938)              $(40,702)         $(87,638)
     Adjustments to reconcile net
     loss to net cash used by
     operating activities:                         -                -                     -                 -
     Depreciation                                  -              1,119                   -                2,238
     Issuance of stock for services                -             27,000                   -               27,000
     (Increase)/Decrease in accounts
     receivable                                 25,291            1,245                    640              (755)
     (Increase)/Decrease in inventory            8,795            6,532                26, 470            11,131
     Increase/(Decrease) in accounts
     payable                                      (358)         (22,294)                   744           (22,408)
     Increase/(Decrease in accrued
     liabilities                                  (118)           2,38                     176             1,060

NET CASH USED IN OPERATING
ACTIVITIES                                       3,527          (46,947)               (12,672)          (69,372)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Sale of fixed assets, net                          -             84,438                    -              84,438

NET CASH USED IN INVESTING
ACTIVITIES                                         -             84,438                    -              84,438

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Proceeds from issuance of
     common stock                                  -             36,250                    -              61,250
     Proceeds from  borrowings                  (2,500)           2,594                  7,500             2,400
     Reduction of mortgage principal               -            (72,645)                   -             (73,706)
Net cash provided by financing activities       (2,500)         (33,801)                 7,500           (10,056)

NET INCREASE (DECREASE) IN CASH                  1,027            3,690                 (5,172)            5,010

CASH BALANCE, BEGINNING OF PERIOD                  569            1,519                  6,768               199

CASH BALANCE, END OF PERIOD                     $1,596           $5,209                 $1,596            $5,209




         The accompanying notes are an integral part of these statements
                                     Page 7.

                         THE VERMONT WITCH HAZEL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (UNAUDITED)



1.NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES
  ---------------------------------------------------------------------------

A.      Organization  and  Business:
       ----------------------------

The Vermont Witch Hazel Company (VWHC or the "Company") creates and markets skin care and pet care products. The Company manufactures and distributes a line of witch hazel based natural, hypo-allergenic soaps, cleansers and other skin aids for people who prefer natural and environmentally friendly products. The Company presently maintains two Internet web sites to advertise and market its products.

VWHC was incorporated in the State of Vermont on August 3, 1994 as Witch Hazel Company. On October 4, 1994 it was renamed Vermont Witch Hazel Co. and on September 16, 1996 it was renamed The Vermont Witch Hazel Company. On November 1, 1994 the Company registered to conduct business in the State of California.


     B.     Property  and  Equipment:
            ------------------------

Property and equipment are stated at cost. The assets are depreciated using the straight-line method over their estimated lives of five years for furniture and equipment. It is the policy of the company to capitalize significant improvements and to expense repairs and maintenance.

Depreciation  expense  for  the  six  months  ended  January  31, 2001 was: none

     C.      Loss  Per  Share:
            -----------------

Loss per share of common stock is computed using the weighted number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.


                                     Page 8.

                         THE VERMONT WITCH HAZEL COMPANY
                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                JANUARY 31, 2001
                                   (UNAUDITED)


     D.     Recently  Issued  Accounting  Pronouncements:
            --------------------------------------------

In 1997, the Financial Accounting Standards Board (FASB) issued Statements No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's adoption of these statements had no material impact on the accompanying financial statements.


     E.      Impairments  of  Long  Lived  Assets
            -------------------------------------

The Company evaluates its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets; the assets are adjusted to their fair values. No adjustment to the carrying values of the assets has been made.


     F.      Statement  of  Cash  Flows
            ---------------------------

Supplemental  disclosure  of  cash  flow  information  is  as  follows:

          Cash  paid  during  the  period  for  August  1  to  January 31, 2001:


              Interest                                     0
              Income  taxes                             0


     G.     Use  of  Estimates:
            ------------------

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions made.


     H.      Inventory:
            ----------

Inventory  is  stated  at  lower of cost (first-in, first-out method) or market.


                                     Page 9.

                         THE VERMONT WITCH HAZEL COMPANY
                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                JANUARY 31, 2001
                                   (UNAUDITED)


     I.      Revenue  Recognition:
            ---------------------

The Company recognizes revenue from the sale of its products at the date of sale. The buyer has the right to return the merchandise; however, the returns have been remote and insignificant, and all of the conditions of FAS-48 are met, thereby precluding an accrual of a loss contingency under FAS-5.


     J.      Management  Representation
            ---------------------------

The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. They include all adjustments deemed necessary in order to make the financial statements not misleading. Management represents that these financial statements conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.


2.     INCOME  TAXES
       -------------

Income taxes are provided pursuant to SFAS NO. 109 Accounting for Income Taxes. The statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. No tax benefit of the Company's net operating loss carryforward has been recorded as it is more likely than not that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Thus, the Company has not recorded an asset or liability in accordance with SFAS No. 109.

The Company has approximately $543,000 of loss carry forwards available to reduce future tax liability through the year 2020.


 .3.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
        ---------------------------------------

The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At January 31, 2001 the fair value of cash, accounts receivable, notes payable and accounts payable approximated carrying values because of the short-term nature of these instruments.


                                    Page 10.

                         THE VERMONT WITCH HAZEL COMPANY
                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                JANUARY 31, 2001
                                   (UNAUDITED)

4.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

     A  .     Leases:
              ------

The Company presently leases its main office facilities from its majority stockholder on a month to month basis, at a cost of $500 per month. The Company presently leases its warehouse facilities on a month to month basis, at a cost of $500 per month. Prior years rental expense reflect the use of larger facilities. There is no determinable future costs, except on a month to month basis.

Rent  expense  for  the  six  months  ended  January  31,  2001  was  $6,920.

The  Company  is  not  presently  involved  in  any  litigation.


5.     GOING  CONCERN
       --------------

The Company has experienced operating losses since inception primarily caused by its continued development and marketing costs. As shown in the accompanying financial statements, the Company incurred a net loss of $$40, 702 for the six months ended January 31, 2001 on sales of $34,307. As of that date, the Company's current liabilities exceeded its current assets (excluding inventory of $103,918, for which sales must be generated in order to properly expense) by $42,739. These factors create an uncertainty about the Company's ability to continue as a going concern. The management of the Company intend to pursue various means of obtaining additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, develop significant revenue and ultimately attaining profitable operations.


6.  SALE  TO  THE  PUBLIC:
    ---------------------

     The  Company  has  filed  a  Form  SB-2  with  the  Securities and Exchange
Commission  to               register  the sale of the Company's common stock to
the public. The Company is presently attempting to sell 250,000 shares of its common stock at $2.00 per share. If the proceeds from the offering are not sufficient to continue the business, the Company proposes to borrow funds from current shareholders.


                                    Page 11.

MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  PLAN  OF  OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

OVERVIEW

     The Company was incorporated in August of 1994 and began manufacturing all natural skin care products in 1995. We now manufacture and market 14 all natural skin care products and 4 all natural pet care products., all of which contain witch hazel as a base ingredient.

     Originally, we marketed our products only to health food stores. Our first three years in business were moderately successful showing average gross incomes for fiscal years 1996, 1997 and 1998 of approximately $250,000.

     Because we were dealing with a very small percent of the market, natural food and health stores, we felt we were limiting our income capabilities and decided to change our marketing strategy to focus on Internet sales and mass market. This decision required our changing all our labels which we estimated would cost us $150,000. We knew our income would drop substantially while we making the transition from natural health and food stores to mass market chains, and that we would need capital to maintain overhead during the transition period. The Company decided to raise the money with a public offering. The offering was approved by the Securities & Exchange Commission and we became effective on February 15, 2001.

EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER

          In January 2001 we launched another division of The Vermont Witch Hazel Company we call After Five Fashions. This division manufactures shoe anklets, a decorative form of anklet to change the look of any shoe. The anklets were introduced at the World Shoe Show in Las Vegas in February, where we signed a contract with two sales representatives: ESKO and Roger de Frang & Associates. The cost to the company to produce samples and introduce them at the show was under $1,000.


RESULTS  OF  OPERATIONS:
REVENUES:
  Revenues for the six months ended January 31, 2001 increased to $34,307 from revenues of $16,842 for the six months ended January 31, 2000, an increase of $17,465 or 51%.

 GENERAL  AND  ADMINISTRATIVE  EXPENSES:
  General and administrative expenses decreased to $44,769 for the year ended January 31, 2001 from $100,944 for the year ended January 31, 2000, an decrease of $56,175. The decrease was due primarily to reduction in personnel and overhead.

Loss  from  Operations
  We had a loss from operations of $40,702 for the year ended January 31, 2001 versus a loss of $87,638 for the year ended January 31, 2000, a decrease of $46,936 or 54%. The decreased loss was primarily due to reduction of overhead and increased sales.


                                    Page 12.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 16th of March , 2001


                     /s/Deborah  Duffy,  PRESIDENT  THE  VERMONT WITCH HAZEL CO.


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated.

March  16,  2001


                    /s/DEBORAH  DUFFY,  President,  Director and Chief Financial
                                                    Officer

                    /s/RACHEL  BRAUN,  Secretary,  Director


                   /s/  PETER  C.  CULLEN,  Director