Form 10QSB
period 2001-04-30
VERMONT WITCH HAZEL CO
filed 2001-05-31
CIK 1108955

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB
                   General Form for Registration of Securities
                            of Small Business Issuers

                          Under Section 12(b) or (g) of
                       the Securities Exchange Act of 1934

                         The Vermont Witch Hazel Company
                         ------------------------------
               (Exact name of Registrant as specified in charter)

                 Vermont               6770                 95-40272
                 -------               ----                 --------
  (State or other jurisdiction      (Commission         (I.R.S. Employee
       of incorporation)            File Number)       Identification No.)


                              4218 WOODLAND AVENUE
                               BURBANK, CA 91505,
                    (Address of principal executive offices)


        Registrant's telephone number, including area code: 818 260-9772


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  April  30,  2001



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                      Outstanding  as  of  April  30,  2001
               -------                     -------------------------------------
  $2.00  Par  Value  Class A Common Stock            1,181,725  Shares

TABLE  OF  CONTENTS


PART  1

ITEM  1.  FINANCIAL  STATEMENTS                                               3.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION           13.

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                       13.

ITEM  4.  RESULTS  OF  OPERATIONS                                            14.

PART  II

ITEM  6.  SIGNATURES                                                         15.

PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statement.

       The  accompanying  unaudited financial statements, set forth herein under
PART I , have been prepared by management in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended April 30, 2001, are not necessarily indicative of the results that can be expected for the fiscal year ending July 31, 2001.



                                     Page 2.

                              FINANCIAL STATEMENTS



           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (UNAUDITED)



                                     Page 3.

                         THE VERMONT WITCH HAZEL COMPANY

                              FINANCIAL STATEMENTS


           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (UNAUDITED)



FINANCIAL  STATEMENTS:

BALANCE  SHEET                                               1

STATEMENTS  OF  OPERATIONS                                   2

STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)              3

STATEMENTS  OF  CASH  FLOWS                                  4

NOTES  TO  FINANCIAL  STATEMENTS                           5-8


                                     Page 4.



                                                 THE VERMONT WITCH HAZEL COMPANY
                                                          BALANCE SHEETS




                                                              ASSETS
                                                              ------
                                                                              APRIL          JULY
                                                                             30, 2001      31, 2000
                                                                         --------------   ----------
                                                                           (Unaudited)     (Audited)
                                                                         --------------   -----------

Current Assets:
   Cash                                                                  $       6,588   $    6,768
   Accounts receivable                                                             898        1,533
   Inventory                                                                    85,609      130,388
                                                                         --------------   ----------
   Total current assets                                                  $      93,095   $  138,689

Fixed Assets:
   Furniture and equipment                                                       6,141        6,141
   Less: accumulated depreciation                                                6,141        6,141
                                                                         --------------   ----------
                                                                                     0            0
                                                                         --------------   ----------
     TOTAL ASSETS                                                        $      93,095   $  138,689
                                                                         --------------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
   Accounts payable                                                             19,847       19,191
   Accrued liabilities                                                             920          617
   Notes payable                                                                 5,000       17,000
                                                                         --------------   ----------
   Total current liabilities                                                    25,767       36,808

Commitments and Contingencies:

Stockholders' Equity (Deficit)
   Preferred stock - no par value
     Authorized 1,000,000
     Issued and outstanding - none
     Common stock - no par value
     Authorized 10,000,000 shares
     Issued and outstanding - 1,181,725 shares                                 668,042      604,292
     in 2001, 1,149,850 shares in 2000.
Retained deficit                                                              (600,714)    (502,411)
                                                                         --------------   ----------

    Total Stockholders' Equity                                                  67,328      101,881
                                                                         --------------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      93,095   $  138,689
                                                                         --------------   ----------
               The accompanying notes are an integral part of these statements.

                                             Page 5.




                                                  THE VERMONT WITCH HAZEL COMPANY
                                                      STATEMENT OF OPERATIONS
                                    FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                                                            (unaudited)


                                                                      THREE       MONTHS           NINE         MONTHS
                                                                  -------------------------     -------------------------
                                                                      2001         2000            2001          2000
                                                                  -----------   -----------     -----------   -----------

Sales                                                                3,633        $7,258          $37,940        $24,100
Cost of sales                                                       20,888        10,952           51,128         21,418
                                                                  -------------------------------------------------------

Gross profit (loss)                                                (17,255)       (3,694)         (13,188)         2,682
Rent and other income                                                 -                0             -             8,390
Loss on sale of land and building                                     -                0             -            (1,460)

Selling, general and administrative
expenses                                                           (40,346)      (72,106)         (85,115)       (173,050)
                                                                  --------------------------------------------------------

NET LOSS                                                          ($57,601)     ($75,800)        ($98,303)      ($163,438)
                                                                  --------------------------------------------------------
Weighted average number of common
shares outstanding:                                              1,165,788       994,725        1,181,725         994,725
                                                                  --------------------------------------------------------

Net loss per common share                                           (0.05)       $(0.08)         $( 0.08)         $(0.16)
                                                                  ----------------------------------------------------------------


                        The accompanying notes are an integral part of these statements



                                                          Page  6.



                                                    THE VERMONT WITCH HAZEL COMPANY
                                              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                             APRIL 30, 2001
                                                              (UNAUDITED)

                                                                                                              TOTAL
                                                                       COMMON STOCK        ACCUMULATED     STOCKHOLDERS
                                                                   SHARES       AMOUNT       DEFICIT      EQUITY (DEFICIT)
                                                                 ---------------------------------------------------------
Balance July 31,2000                                             1,149,850    $604,292     $(502,411)         $101,881

Issuance of Stock for
Conversion of Loans                                                  9,500      19,000          -               19,000

Issuance of stock for
Services Rendered                                                   11,000      22,000          -               22,000

Issuance of Stock for
Sale to Public                                                      11,375      22,750          -               22,750

Net Loss for Period                                                   -           -          (98,303)          (98,303)
                                                                   _______     _______       _________         ________
                                                                 1,181,725    $668,042     $(600,714)          $67,328
                                                              ---------------------------------------------------------

                        The accompanying notes are an integral part of these statements

                                                       Page 7.




                                      THE VERMONT WITCH HAZEL COMPANY
                                          STATEMENTS OF CASH FLOW
                        FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                                                (UNAUDITED)


                                                                   THREE MONTHS           NINE MONTHS
                                                                  -------------           -----------
                                                                 2001       2000        2001       2000
                                                                 ----       ----        ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss for the period                                    $(57,601)   $(75,800)   $(98,303)   $(163,438)
   Adjustments to reconcile net
   loss to net cash used by
   operating activities:                                          -           -           -            -
   Depreciation                                                   -            154        -           2,392
   Issuance of stock for services                               22,000      41,000      22,000       68,000
   (Increase)/Decrease in accounts
   receivable                                                      (5)         344         635        (411)
   (Increase)/Decrease in inventory                             18,309          47      44,779       11,178
   Increase/(Decrease) in accounts
   payable                                                        (88)      (4,746)        656      (27,154)
   Increase/(Decrease in accrued
   liabilities                                                     127      (3,172)        303       (2,112)
                                                               ---------   ---------   ---------   ---------

NET CASH USED IN OPERATING
ACTIVITIES                                                     (17,258)    (42,173)    (29,930)    (111,545)
                                                               ---------   ---------   ---------   ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Sale of fixed assets, net                                          -             0        -          84,438
                                                               ---------   ---------   ---------   ---------

NET CASH USED IN INVESTING
ACTIVITIES                                                         -             0        -          84,438
                                                               ---------   ---------   ---------   ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from issuance of
   common stock                                                 22,750     35,000      22,750       96,250
   Proceeds from borrowings                                       (500)       500       7,000        2,900
   Reduction of mortgage principal                                -         3,326        -         (70,380)
                                                               ---------   ---------   ---------   ---------
Net cash provided by financing activities                       22,250     38,826      29,750       28,770
                                                               ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH                                  4,992     (3,347)       (180)       1,663
CASH BALANCE, BEGINNING OF PERIOD                                1,596      5,209       6,768          199
                                                               ---------   ---------   ---------   ---------

CASH BALANCE, END OF PERIOD                                     $6,588     $1,862      $6,588       $1,862
                                                               ---------   ---------   ---------   ---------

                         The accompanying notes are an integral part of these statements


                                                        Page 8.





                         THE VERMONT WITCH HAZEL COMPANY
                 NOTES TO FINANCIAL STATEMENTS   APRIL 30, 2001
                                   (UNAUDITED)



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

Depreciation  expense  for  the  nine  months  ended  April  30  was:  none


     C.      Loss  Per  Share:
            -----------------

Loss per share of common stock is computed using the weighted number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.


                                     Page 9.

                         THE VERMONT WITCH HAZEL COMPANY
                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                 APRIL 30, 2001
                                   (UNAUDITED)


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


     F.      Statement  of  Cash  Flows
            ---------------------------

Supplemental  disclosure  of  cash  flow  information  is  as  follows:

     Cash  paid  during  the  period  for  August  1  to  April  30,  2001:


     Interest           0
     Income  taxes      0
     Short term borrowings of $19,000 was converted into 9,500 shares of common stock.

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

                                    Page 10.

                         THE VERMONT WITCH HAZEL COMPANY
                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                 APRIL 30, 2001
                                   (UNAUDITED)


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

The Company has approximately $600,000 of loss carry forwards available to reduce future tax liability  through  the  year  2020.


 .3.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
        ---------------------------------------

The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At April 30, 2001 the fair value of cash, accounts receivable, notes payable and accounts payable approximated carrying values because of the short-term nature of these instruments.

                                    Page 11.

                         THE VERMONT WITCH HAZEL COMPANY
                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                 APRIL 30, 2001
                                   (UNAUDITED)

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

Rent  expense  for  the  six  months  ended  April  30,  2001  was  $9,420.

The  Company  is  not  presently  involved  in  any  litigation.


5.     GOING  CONCERN
       --------------

The Company has experienced operating losses since inception primarily caused by its continued development and marketing costs. As shown in the accompanying financial statements, the Company incurred a net loss of $98,303 for the nine months ended April 30, 2001 on sales of $37,940. As of that date, the Company's current liabilities exceeded its current assets (excluding inventory of $85,609, for which sales must be generated in order to properly expense) by $18,281. These factors create an uncertainty about the Company's ability to continue as a going concern. The management of the Company intend to pursue various means of obtaining additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, develop significant revenue and ultimately attaining profitable operations.


6.  SALE  TO  THE  PUBLIC:
    ---------------------

     The  Company  has  filed  a  Form  SB-2  with  the  Securities and Exchange
Commission  to               register  the sale of the Company's common stock to
the public. The Company is presently attempting to sell 250,000 shares of its common stock at $2.00 per share. During the period the Company sold 11,375 shares of common stock at $2.00 per share. If the proceeds from the offering are not sufficient to continue the business, the Company proposes to borrow funds from current shareholders.

7.     NOTES  PAYABLE:
          During the period $19,000 of short term borrowings was converted into 9,500 shares of common stock. The remaining $5,000 has been loaned to the company at no interest, and may be converted at a later date.

Page  12.

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


EVENTS  SUBSEQUENT  TO  THE  THIRD  QUARTER

     In April 2001 the premises in Toluca Lake in which we were leasing offices were sold and we had to move our offices from Toluca Lake, CA to Burbank, CA. The move was completed on April 10, 2001.

     In the latter part of April we began negotiating with Dickinson Brands, the largest witch hazel manufacturers in the United States, for them to license our brand and formulas for sale in the natural market place. The final negotiations will take place between June 29 and July 2, 2001, but the points already agreed on are as follows:

     1. Dickinson Brands will license the name "The Vermont Witch Hazel Co." and all the formulas belonging to the Company and pay royalties on all sales. The amount of royalty has not yet been determined.

     2. Dickinson Brands will pay for the cost of all manufacturing, advertising, and distribution and pay for all the cost of new labels.

     3. Dickinson Brands will hire the Company's president, Deborah Duffy, as a consultant thereby removing her from The Vermont Witch Hazel Co. payroll which will lower the Company's overhead.

     4. Dickinson Brands will create a special board of directors to oversee all licensing business done with The Vermont Witch Hazel Company. Deborah Duffy will be one of three board members.

     5.  There will be a minimum royalty, paid monthly.   Once the product sales
have  begun  exceeding the minimum, royalties will be paid on a quarterly basis.

     6. The Company will audit Dickinson Brands' books, regarding The Vermont Witch Hazel company's sales, on a quarterly basis.
Page  13.
7.   The  Company  will  retain  the  rights  to  Internet  and  catalog  sales.

     8. Dickinson Brands will sell product back to the Company for Internet and catalog sales, at a price yet to be determined, but below wholesale.


     9. The balance of the draft agreement will be completed by July 2, 2001 and will then be submitted to attorneys from both companies for review and finalization.

     On May 15, 2001 the Board of Directors resolved and enacted an increase in the authorized shares of common stock from 10,000,000 to 75,000,000.

     On May 20, 2001, the Board of Directors resolved and enacteed 10 to 1 forward split of all the Corporation's outstanding and issued stock


RESULTS  OF  OPERATIONS:
REVENUES:
            Revenues for the nine months ended April 30, 2001 increased to $37,940 from revenues of $24,100 for the nine months ended April 30, 2000, an increase of $13,840 or 57%.

 GENERAL  AND  ADMINISTRATIVE  EXPENSES:
               General and administrative expenses decreased to $85,115 for the nine months ended April 30, 2001 from $173,050 for the nine months ended April 30, 2000 , a decrease of $87,935. The decrease was due primarily to reduction in personnel and overhead.

Loss  from  Operations
             We had a loss from operations of $98,303 for the nine months ended April 30, 2001 versus a loss of $163,438 for the nine months ended April 30, 2000, a decrease of $65,135 or 40%. The decreased loss was primarily due to reduction of overhead and increased sales.

Page  14.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 30th of May , 2001



     /s/________________________________________
     Deborah  Duffy,
     PRESIDENT  THE  VERMONT  WITCH  HAZEL  CO.



In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated.

May  30,  2001



     /s/________________________________________
     DEBORAH  DUFFY,  President,  Director  and  Chief  Financial  Office

     /s/_________________________________
     RACHEL  BRAUN,  Secretary,  Director


     /s/_________________________________
     PETER  C.  CULLEN,  Director


















Page  15.