Form 10KSB
period 2001-07-31
VERMONT WITCH HAZEL CO
filed 2001-09-13
CIK 1108955

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         THE VERMONT WITCH HAZEL COMPANY



            VERMONT                                     95--402724
 (State  or Other Jurisdiction of          I.R.S. Employer Identification Number
  Incorporation  or  Organization)


                     4218 WOODLAND AVENUE, BURBANK, CA 91505


                                  818 260-9772

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT OF 1934:

    Title  of  Each  Class      Name  of Each Stock Exchange on Which Registered
    ----------------------      ------------------------------------------------
     Common  Stock,                    Not  Applicable
     Par  Value  $0.000  Per  Share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                             --

The aggregate market value of the voting stock held by non-affiliates of the Registrant at July 31, 2001, was approximately $2,065,000.

The number of shares of Registrant's Common Stock outstanding on July 31, 2001,was 11,817,250.

The  Registrant's  total  revenues  for  the  year  ended  July  31,  2001, were
$43,845.00

                                TABLE OF CONTENTS

PART  I                                                                     PAGE
                                                                            ----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                         3

ITEM  2.     DESCRIPTION  OF  PROPERTY                                         3

ITEM  3.     LEGAL  PROCEEDINGS                                                3

ITEM  4.     SUBMISSION  OF  MATTERS
     TO  A  VOTE  OF  SECURITY  HOLDERS                                        3

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS                                                      3

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

ITEM  7.     FINANCIAL  STATEMENTS                                             5

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH
     ACCOUNTANTS                                                              13

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
     AND  CONTROL  PERSONS                                                    13

ITEM  10.     EXECUTIVE  COMPENSATION

ITEM  11.     SECURITY  OWNERSHIP  OF  BENEFICIAL OWNERS                      13

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  13

ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES                                                                    15

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

The Vermont Witch Hazel Company was incorporated on August 3, 1994 in the State of Vermont. The Company manufactures and distributes a line of all natural witch hazel-based (human) skin care and all natural veterinary witch hazel-based pet care products. Our Cleanser/Toner is pure, pharmaceutical grad witch
hazel,  manufactured  to  FDA  standards.   We  use  this  Witch  Hazel
as the base for all our products. Our one-of-a-kind, proprietary formula for Witch Hazel Protective Gel is used to help reduce the appearance of acne, blemishes, cold sores, etc. and help protect cuts and bites by laying down a water soluble barrier. Our proprietary formula for All Purpose Skin & Beauty Gel gently removes make-up, soothes itching of insect bites, cleanses, and soothes itching and burning of hemorrhoids. Our 4 soaps are hand made, aged, and are filled with moisturizers. Our Witch Hazel & Aloe Face Pads soothe tired eyes, remove make-up and cleanse and tone skin. Our Witch Hazel & Aloe Towelettes cleanse, cool and soothe skin and our proprietary formula for 3-in-1 Shave Foam and Refill contains shave foam, moisturizer and after shave combined in a non-aerosol, refillable canister and refill for the canister.

We send every product we manufacture to an independent accredited laboratory where it is tested for biological contamination Tests are conducted during and after manufacturing to be sure the ingredients, fillers, vats and end product have not come into contact with any biological contamination that could degrade the final product. No products are released for sale until we have received passing results on every test. In 1997 a batch of our cleansing gel did not pass and the products were promptly discarded and remade.

Because we make no medical claims, our products are considered cosmetics and do not require FDA approval or further governmental testing. As long as we do not make any medical claims we are not required to test our products for government approval. Our labels only claim to soothe, relieve or cleanse, and do not claim to cure any condition.

Although we distribute most of the products ourselves, we also use an independent all natural distributor, Ginseng Co., to distribute our skin care line throughout the Southwest to both chain and independent health food stores. We have no contract or written agreement with Ginseng, but they have been distributing our products for five years. If we become dissatisfied with their services at any time, we may hire a new distributor.

 Our  pet  brand  name is "TESTED ON HUMANS."   We chose the brand  name for two
 reasons:
     All four of the products were derived from formulas initially manufactured for our (human) skincare line.

     Most natural products are not tested on animals and declare that fact in bold letters on their labels.

We also make the same claim on our labels. We thought it was an interesting turn of phrase and the reaction to the name has been very positive.

The pet products are Veterinary Witch Hazel, a natural fly spray and coat cleanser; Veterinary Skin & Coat Gel a proprietary formula used to to soothe and relieve itching from insect bites and flea allergies; Veterinary Protective Gel, proprietary, for minor first-aid; and Veterinary Skin & Ear Pads, large soft pads to cleanse and soothe ears and deep wrinkles.

Our president, Deborah Duffy, has been in charge of research and development since we were incorporated. She does not have a degree in Chemistry. Ms. Duffy first tested the products on herself and then put them in the company store for
customer  comments.    The  total  cost  of  research  and  development  has
consistently remained under 2% of our gross revenues for the past three fiscal years.

Customers were asked to rate each product's efficiency, consistency, and eye appeal. Only the products that had "good" or "excellent" ratings in every category were chosen to become a permanent part of the line.


ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company offices are located at 4218 Woodland Avenue, Burbank, CA 91505. The warehouse is located at 640 Western Avenue, Glendale, CA 91201. Rent for the offices is $1600 per month. Rent for the warehouse is $500.00 per month.

ITEM  3.     LEGAL  PROCEEDINGS

There are no known legal actions on-going or pending involving the Company to the best of its knowledge.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.


PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company does not trade on any stock exchange. The Company has 75 shareholders of record as of July 31, 2001. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Originally, we marketed our products only to health food stores. Our first three years in business were moderately successful showing average gross incomes for fiscal years 1996, 1997 and 1998 of approximately $250,000.

Because we were dealing with a very small percent of the market, natural food and health stores, we felt we were limiting our income capabilities and decided to change our marketing strategy to focus on Internet sales and mass market. This decision required our changing all our labels, which we estimated would cost us $150,000. We knew our income would drop substantially while we are making the transition from natural health and food stores to mass market chains, and that we would need capital to maintain overhead during the transition period. The Company decided to raise the money with a public offering. The offering was approved by the Securities & Exchange Commission and became effective on February 15, 2001. The offering was closed May 14, 2001 when we began negotiating with Dickinson Brands regarding a license agreement and/or a merger and they asked us not to sell any more stock until the negotiations had terminated.

Dickinson Brands is the largest witch hazel manufacturers in the United States, and expressed a desire to license our brand and formulas for sale in the natural market place. At a meeting held in Las Vegas, in July 2001, the owner of Dickinson Brands also suggested a possible buyout or merger and requested projections through 2004. Those were provided to him in August and we are now waiting for his financial analysts to finish their review.

The Company has also been approached regarding entering into a business combination with an ongoing business, Swabplus. Swabplus manufactures a delivery system for make-up removal, first aid, nail plish remover, cuticle conditioning, etc., and feels the two companies could compliment each other.

ITEM  7.     FINANCIAL  STATEMENTS

The Financial Statements of the Company for the year ended July 31, 2001, together with Independent Auditor's Report thereon, are contained on pages F-1 through F-12, attached and are incorporated herein by this reference.



                      THE  VERMONT  WITCH  HAZEL  COMPANY





                               FINANCIAL  STATEMENTS



                   FOR  THE  YEARS  ENDED  JULY  31,  2001  AND  2000
                         WITH  INDEPENDENT  AUDITOR'S  REPORT

                      THE  VERMONT  WITCH  HAZEL  COMPANY


                               FINANCIAL  STATEMENTS

                   FOR  THE  YEARS  ENDED  JULY  31,  2001  AND  2000




Independent  Auditor's  Report                                        1

Financial  Statements:

Balance  Sheets                                                       2

Statements  of  Operations                                            3

Statement  of  Stockholders'  Equity  (Deficit)                       4

Statements  of  Cash  Flows                                           5

Notes  to  Financial  Statements                                   6-10

     INDEPENDENT  AUDITORS'  REPORT
     ------------------------------

Board  of  Directors
THE  VERMONT  WITCH  HAZEL  COMPANY
Burbank,  California

I have audited the accompanying balance sheets of THE VERMONT WITCH HAZEL COMPANY as of July 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE VERMONT WITCH HAZEL COMPANY as of July 31, 2001 and 2000, and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has experienced operating losses over the past seven years (since inception), resulting in working capital deficiencies. The company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Los  Angeles,  California
August  20,  2001



                                           THE VERMONT WITCH HAZEL COMPANY

                                                    BALANCE SHEETS



ASSETS
-------

                                                                 JULY31, 2001       JULY 31, 2000

Current Assets:
  Cash                                                         $          96      $        6,768
  Accounts receivable                                                    557               1,533
  Inventory                                                           85,692             130,388
                                                               --------------     --------------
  Total current assets                                                86,345             138,689

Fixed Assets:
  Land and building                                                    6,141               6,141
  Furniture and equipment                                              6,141               6,141
                                                               --------------     --------------
  Less:  accumulated depreciation                                          0                   0
                                                               --------------     --------------

          TOTAL ASSETS                                                86,345             138,689



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Accounts payable                                                    19,194              19,191
  Accrued liabilities                                                 13,113                 617
  Advances due stockholders                                            9,800              17,000
                                                               --------------     --------------
  Total current liabilities                                           42,107              36,808

Commitments and Contingencies:

Stockholders' Equity (Deficit)
  Preferred stock - no par value
    Authorized 1,000,000 shares
    Issued and outstanding - none
    Common stock - no par value
    Authorized 75,000,000 shares
    Issued and outstanding - 11,817,250 shares
    in 2001, and 1,149,850 shares in 2000                            668,042             604,292

Retained deficit                                                    (623,804)           (502,411)
                                                               --------------     --------------

     Total Stockholders' Equity                                       44,238             101,881
                                                               --------------     --------------
                                                               $      86,345             138,689

                     The accompanying notes are an integral part of these statements.




                                   THE VERMONT WITCH HAZEL COMPANY


                                      STATEMENTS OF OPERATIONS

                             FOR THE YEARS ENDED JULY 31, 2001 AND 2000



                                                                    JULY31, 2001    JULY   31, 2000
                                                                   --------------  -----------------
Sales                                                              $      43,845   $         30,309


Cost of sales:                                                            14,469             10,002
  Cost of sales                                                           37,367             16,586
                                                                   --------------  -----------------
  Write-off of obsolete merchandise                                       51,836             26,588
                                                                   --------------  -----------------

Gross profit (loss)                                                       (7,991)             3,721

Rent and other income                                                          0              8,390

Loss on sale of land and building                                              0             (1,460)

Selling, general and administrative expenses                            (113,402)          (199,532)
                                                                   --------------  -----------------

                                                                   $    (121,393)  $       (188,881)
Net loss

Weighted average number of common shares
  outstanding:                                                         1,945,636          1,025,059
                                                                   --------------  -----------------

  Net loss per common share                                        $      (0.06)  $          (0.18)




               The accompanying notes are an integral part of these statements.



                                               THE VERMONT WITCH HAZEL COMPANY


                                        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         FOR THE YEARS ENDED JULY 31, 2001 AND 2000





                                                                                                                 TOTAL
                                                                        COMMON STOCK         ACCUMULATED     STOCKHOLDERS'
                                                                       SHARES AMOUNT           DEFICIT     EQUITY (DEFICIT)
                                                                  ------------------------  -------------  -----------------
Balance July 31, 1999                                                     839,600 $265,800  $   (313,530)  $        (47,730)

Issuance of common shares
  for cash                                                                 116,250 116,250                          116,250

Issuance of common shares
  for services                                                               66,000 66,000                           66,000

Issuance of common shares
  upon conversion of demand
  notes                                                                    128,000 156,242                          156,242

Net loss for period                                                                             (188,881)          (188,881)
                                                                         ------------------   -------------   --------------

Balance July 31, 2000                                                    1,149,850 604,292      (502,411)           101,881

Issuance of common shares for
  cash                                                                       11,375 22,750                           22,750

Issuance of common shares for
  services                                                                   11,000 22,000                           22,000

Issuance of common shares
  upon conversion of demand
  notes                                                                       9,500 19,000                           19,000

Net loss for period                                                                             (121,393)

Ten for one forward stock split                                                 10,635,525


Ten for one forward stock split                                              11,817,250  $668,042  $   (623,804)  $  44,238


                        The accompanying notes are an integral part of these statements.



                                 THE VERMONT WITCH HAZEL COMPANY


                                     STATEMENTS OF CASH FLOW

                            FOR THE YEARS ENDED JULY 31, 2001 AND 2000




                                                                   JULY31, 2001    JULY 31, 2000
                                                                  --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss for the periods                                        $    (121,393)  $     (188,881)

  Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation                                                                0            2,392
  Issuance of stock for services                                         22,000           66,000
  (Increase)/Decrease in accounts receivable                                976             (455)
  (Increase)/Decrease in inventory                                       44,696           (3,004)
  Increase/(Decrease) in accounts payable                                     3          (17,171)
  Increase/(Decrease) in accrued liabilities                             12,496            1,306
                                                                  --------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                                   (41,222)        (139,813)
                                                                  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of fixed assets, net
                                                                              0           84,438
                                                                                  ---------------
NET CASH USED IN INVESTING ACTIVITIES                                         0           84,438
                                                                                  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                 22,750          116,250
  Proceeds from borrowings                                               11,800           19,400
  Reduction of mortgage principal                                             0          (73,706)
                                                                  --------------  ---------------
  Net cash provided by financing activities                              34,550           61,944
                                                                  --------------  ---------------

NET INCREASE (DECREASED) IN CASH                                         (6,672)           6,569

CASH BALANCE, BEGINNING OF PERIOD                                         6,768              199
                                                                  --------------  ---------------

                                                                  $          96   $        6,768
CASH BALANCE, END OF PERIOD




             The accompanying notes are an integral part of these statements.



                         THE VERMONT WITCH HAZEL COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000



1.     NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING PRINCIPLES
       -------------------------------------------------------------------------

     A.     Organization  and  Business:
            ---------------------------

          The Vermont Witch Hazel Company (VWHC or the "Company") creates and markets skin care and pet care products. The Company manufactures and distributes a line of witch hazel based natural, hypoallergenic soaps, cleansers and other skin aids for people who prefer natural and environmentally friendly products. The Company presently maintains two Internet web sites to advertise and market its products.

          VWHC was incorporated in the State of Vermont on August 3, 1994 as Witch Hazel Company. On October 4, 1994 it was renamed Vermont Witch Hazel Co. and on September 16, 1996 it was renamed The Vermont Witch Hazel Company. On November 1, 1994 the Company registered to conduct business in the State of California.


     B.     Property  and  Equipment:
            ------------------------

          Property and equipment are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives of forty years for non-residential real property, ten years for property improvements and five years for furniture and equipment. It is the policy of the company to capitalize significant improvements and to expense repairs and maintenance.

          Depreciation  expense  for  the  years  ended  July 31, 2001 and 2000:

                                             2001            2000
                                             ----            ----

               Building                       $0          $   982
               Improvements                    0              642
               Furniture  and  equipment       0              768
                                               -              ---
                    Total                      0           $2,392



     C.     Loss  Per  Share:
            ----------------

          Loss per share of common stock is computed using the weighted number of common shares outstanding during the periods shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

     THE  VERMONT  WITCH  HAZEL  COMPANY

     NOTES  TO  FINANCIAL  STATEMENTS  CONTINUED

     FOR  THE  YEARS  ENDED  JULY  31,  2001  AND  2000


     D.     Impairments  of  Long  Lived  Assets
            ------------------------------------

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


     E.     Statement  of  Cash  Flows
            --------------------------

          Supplemental  disclosure  of  cash  flow  information  is  as follows:

          Cash  paid  during  the  periods  for:

                                                  2,001          2000
                                                  -----          ----

               Interest                              0            0
               Income  and  franchise  taxes       $750          $0


     F.     Use  of  Estimates:
            ------------------

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions made.


     G.     Inventory:
            ---------

          Inventory is stated at lower of cost (first-in, first-out method) or market.


     H.     Revenue  Recognition:
            --------------------

          The Company recognizes revenue from the sale of its products at the date of sale. The buyer has the right to return the merchandise; however, the returns have been remote and insignificant, and all of the conditions of FAS-48 are met, thereby precluding an accrual of a loss contingency under FAS-5.

     THE  VERMONT  WITCH  HAZEL  COMPANY

     NOTES  TO  FINANCIAL  STATEMENTS  CONTINUED

     FOR  THE  YEARS  ENDED  JULY  31,  2001  AND  2000




     I.     Fiscal  Year  and  Basis  of  Operation:
            ---------------------------------------

          The Company operates on a fiscal year ending July 31. The Company prepares its financial statements and Federal and State income tax returns on an accrual basis.


2.     ADVANCES  DUE  STOCKHOLDERS
       ---------------------------

     During the fiscal years ending July 31, 2000 and 2001 Stockholders advanced funds for working capital of $17,000 and $21,800, respectively. Of these advances, $10,000 was repaid and $19,000 was converted into 9,500 shares of common stock. The Company has agreed to pay interest on the remainder of $9,800 @ 8% interest per annum. Accrued interest of $349 appears in accrued liabilities on the balance sheet at July 31, 2001.


3.     CAPITAL  STRUCTURE
       ------------------

     Upon incorporation the Company was authorized to issue 100 shares of common stock. On July 24, 1995 the corporation amended its Articles of Incorporation to authorize the issuance of two classes of stock, common and preferred. The authorized common stock was increased to 1,000,000 shares, and the authorized preferred stock is 100,000 shares. Each type retains no par value.

     On November 8, 1999 the Board of Directors agreed to increase the total number of the Company's authorized common shares to 10,000,000 shares. On February 20, 2000 the Articles of Incorporation were amended to reflect this increase.

     On May 14, 2001 the Board of Directors agreed to increase the total number of the Company's authorized common shares to 75,000,000 shares. It also agreed to a ten for one forward stock split of the outstanding shares.


4.     INCOME  TAXES
       -------------

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

     THE  VERMONT  WITCH  HAZEL  COMPANY

     NOTES  TO  FINANCIAL  STATEMENTS  CONTINUED

     FOR  THE  YEARS  ENDED  JULY  31,  2001  AND  2000



     The income tax expense incurred by the Company for the periods is attributable to the California minimum tax incurred by corporations doing business in California.

     The Company has approximately $624,000 of loss carryforwards available to reduce future tax liability through the year 2020.


5.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
       ---------------------------------------

     The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At July 31, 2001 and 2000, the fair value of cash, accounts receivable, advances due stockholders and accounts payable approximated carrying values because of the short-term nature of these instruments.


6.     ACQUISITION  AND  SALE  OF  LAND  AND  BUILDING
       -----------------------------------------------

     In November 1997, the majority stockholder sold a small commercial building in Windsor, Vermont to the Company for $5,000 in cash and the assumption of the existing mortgage of approximately $79,000. VWHC opened a company store in a portion of that building. On January 28, 2000 the Company sold the structure for approximately $92,000. Upon reflection of closing expenses and the cost basis of the structure the Company incurred a loss on the sale of approximately $1,460.


7.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

     A.     Leases:
            ------

          For the period May 1 through July 31, 2001, the Company leased its main office facilities from its majority stockholder on a month to month basis of $1,600. Prior to that date the rental cost charged was $500 per month. The Company leases its warehouse facilities on a month to month basis, at a cost of $500 per month. There is no determinable future costs, except on a month to month basis.

          Rent expense for the years ended July 31, 2001 and 2000, was $16,875 and $15,639, respectively.

          The  Company  is  not  presently  involved  in  any  litigation.

     THE  VERMONT  WITCH  HAZEL  COMPANY

     NOTES  TO  FINANCIAL  STATEMENTS  CONTINUED

     FOR  THE  YEARS  ENDED  JULY  31,  2001  AND  2000



8.     GOING  CONCERN
       --------------

     The Company has experienced operating losses since inception primarily caused by its continued development and marketing costs. As shown in the accompanying financial statements, the Company incurred a net loss of $121,393 and $188,881 on sales of $43,845 and $30,309 for the years ended July 31, 2001 and 2000, respectively. As of July 31, 2001, the Company's current liabilities exceeded its current assets (excluding inventory of $85,692 for which sales must be generated in order to properly expense) by $41,454. These factors create an uncertainty about the Company's ability to continue as a going concern. The management of the Company intend to pursue various means of obtaining additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, develop significant revenue and ultimately attaining profitable operations.


9.     SALES  OF  COMMON  STOCK  TO  THE  PUBLIC
       -----------------------------------------

     The Company filed a Form SB-2 with the Securities and Exchange Commission to register the sale of the Company's common stock to the public. The Company proposed to sell 250,000 shares of its common stock at $2.00 per share. The offer produced the sale of 11,375 shares for a cash receipt of $22,750. The offering was halted due to the start of negotiations of a potential merger. In order to continue the business, the Company proposes to continue to borrow funds from current shareholders and continue the merger negotiations.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

The  Company  has  no  disagreements  with  accountants.


PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

The  Company  has  three  Directors  and  two  Officers  as  follows:

       Name             Age   Positions  and  Offices  Held
  Deborah  Duffy        58      President       Director
  Rachel  Braun         30      Sec/Treasurer   Director
  Peter  C.  Cullen     60      Director


There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person. Management is not, nor has it been, an officer, director and/or beneficial shareholder of other publicly trading companies.

ITEM  10.     EXECUTIVE  COMPENSATION

Compensation of $2100 per month has been paid or accrued to Deborah Duffy for the year ending July 31, 2001 for her work as a consultant, but no compensation has been paid to her in her capacity as an officer or a director.

Rachel Braun was paid $7,000 during the year ending July 31, 2001 for her work as an independent bookkeeper but no compensation has been paid to her in her capacity as an officer or a director.

No compensation was paid to Peter C. Cullen during the year ending July 31, 2001

ITEM  11.  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group.

Each person has sole voting and investment power with respect to the shares shown.

Security  ownership  of  management.

  Title of Class   Name and Address of Beneficial Owner   Amount Owned Percent

     Common         Deborah  Duffy   president,  CEO       7,016,500    59.4
                        4218  Woodland  Avenue
                        Burbank,  CA  91505

         Common         Peter  C.  Cullen  director        2,450,700    21.0
                        10421  Woodbridge  Street
                        Toluca  Lake,  CA  91602

         Common         Rachel  Braun  secretary              70,000   0.006
                        320  N.  Florence
                             Burbank,  CA  91505


     All  Officers  and  Directors  as  a  Group           9,537,200    80.4


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Deborah Duffy is the controlling shareholder, a director and officer , and owns 7,016,500 shares of the Company's common stock or, 59.4% of the issued and outstanding shares. Rachel Braun, Deborah Duffy's daughter, a director and an officer, Erin Braun, Deborah Duffy's daughter and Megan (Noiray) Morrow, Deborah Duffy's daughter own a total of 170,000 shares of the Company's common stock, or
 .013%  of  the  issued  and  outstanding  shares.

ITEM  13.     EXHIBITS

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of September, 2001.

THE  VERMONT  WITCH  HAZEL  COMPANY


By:  _/s/_  Deborah  Duffy
     ---------------------
    President  and  Director


    /s/  Rachel  Braun
    ------------------
    Secretary  Treasurer  and  Director


    /s/  Peter  C.  Cullen
    ----------------------
    Director