Form 10QSB
period 2001-10-31
VERMONT WITCH HAZEL CO
filed 2001-12-11
CIK 1108955

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


        Registrant's telephone number, including area code: 818 260-9772


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended October 31,  2001



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Class                             Outstanding  as  of  October  31,  2001
     -------                          ---------------------------------------
 $2.00 Par Value Class A Common Stock            11,817,250 Shares




TABLE  OF  CONTENTS


PART  1

ITEM  1.  FINANCIAL  STATEMENT                                                3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  PLAN  OF  OPERATION   13

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                       13

ITEM  4.  RESULTS  OF  OPERATIONS                                            14

                                     PART II

ITEM  6.  SIGNATURES                                                         15


                         PART  1.  FINANCIAL INFORMATION

Item  1.  Financial  Statement.

       The  accompanying  unaudited financial statements, set forth herein under
PART I , have been prepared by management in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended October 31, 2001, are not necessarily indicative of the results that can be expected for the fiscal year ending July 31, 2002.


                                     Page 2.

                              FINANCIAL STATEMENTS


                  FOR THE THREE ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                     Page 3.
                         THE VERMONT WITCH HAZEL COMPANY

                              FINANCIAL STATEMENTS


              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)


FINANCIAL  STATEMENTS:

BALANCE  SHEET                                                  1

STATEMENTS  OF  OPERATIONS                                      2

STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)                 3

STATEMENTS  OF  CASH  FLOWS                                     4

NOTES  TO  FINANCIAL  STATEMENTS                              5-8



                                     Page 4.






                            THE VERMONT WITCH HAZEL COMPANY
                                    BALANCE SHEETS



ASSETS

                                                              OCTOBER                       JULY
                                                              31, 2001                     31, 2001
                                                             (Unaudited)                  (Audited)

Current Assets:
  Cash                                                          $6,649                       $96
  Accounts receivable                                              185                       557
  Inventory                                                     84,649                    85,692

  Total current assets                                         $91,483                   $86,345

  Fixed Assets:
  Furniture and equipment                                        6,141                     6,141
  Less: accumulated depreciation                                 6,141                     6,141

  TOTAL ASSETS                                                 $91,483                   $86,345

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
  Accounts payable                                              23,882                    19,194
  Accrued liabilities                                           18,817                    13,113
  Advances due stockholders                                     11,050                     9,800
  Notes payable                                                 20,000                         0

  Total current liabilities                                     73,749                    42,107

Commitments and Contingencies:

  Stockholders' Equity (Deficit)
  Preferred stock - no par value
  Authorized 1,000,000
  Issued and outstanding - none
  Common stock - no par value
  Authorized 75,000,000 shares
  Issued and outstanding - 11,817,250 shares                   668,042                   668,042

Retained deficit                                              (650,308)                 (623,804)

  Total Stockholders' Equity                                    17,734                    44,238

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $91,483                   $86,345

The accompanying notes are an integral part of these statements.
Page 5.







                                     THE  VERMONT  WITCH  HAZEL  COMPANY
                                         STATEMENT  OF  OPERATIONS
                        FOR  THE  THREE  MONTHS  ENDED  OCTOBER  31,  2001  AND  2000
                                              (UNAUDITED)



                                                         OCTOBER 31, 2001                      OCTOBER 31, 2000

  Sales                                                      $4,942                                 $30,958
  Cost of sales                                               2,313                                  17,914


  Gross profit (loss)                                         2,629                                  13,044
  Selling, general and administrative expenses               29,133                                  23,663

Net Loss                                                    (26,504)                                (10,619)


Weighted average number of common
shares outstanding:                                        11,817,250                               1,149,850


Net loss per common share                                      NIL                                    $(0.09)


The accompanying notes are an integral part of these statements
Page 6.






                                       THE  VERMONT  WITCH  HAZEL  COMPANY
                               STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
                                             OCTOBER  31,  2001
                                                 (UNAUDITED)


                                                                                                         TOTAL
                                          COMMON STOCK                ACCUMULATED                     STOCKHOLDERS
                                      SHARES       AMOUNT               DEFICIT                      EQUITY (DEFICIT)

Balance July 31,2001                11,817,250     $668,042           $(623,804)                        $44,238
Net Loss for Period                                                     (26,504)                       (26,504)

                                    _________      _______            _________                        ________
                                    11,817,250     $668,042           $(650,308)                        $17,734


The accompanying notes are an integral part of these statements

Page 7.






                                                        THE  VERMONT  WITCH  HAZEL  COMPANY
                                                            STATEMENTS  OF  CASH  FLOW
                                            FOR  THE  THREE  MONTHS  ENDED  OCTOBER  31,  2001  AND  2000
                                                                  (UNAUDITED)

                                                                       OCTOBER 31, 2001                 OCTOBER 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss for the periods                                               $(26,504)                          $(10,619)
  Adjustments to reconcile net
  loss to net cash used by
  operating activities:                                                      -                                  -

  (Increase)/Decrease in accounts
  receivable                                                                  372                            (24,651)
  (Increase)/Decrease in inventory                                          1,043                              17,675
  Increase/(Decrease) in accounts
  payable                                                                   4,688                               1,102
  Increase/(Decrease) in accrued
  liabilities                                                               5,704                                 294

NET CASH USED IN OPERATING                                                (14,697)                           (16,199)
ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES:                                                                  none                               none

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from borrowings                                                   21,250                              10,000

Net cash provided by financing activities                                  21,250                              10,000


NET INCREASE (DECREASE) IN CASH                                             6,553                               6,199
CASH BALANCE, BEGINNING OF PERIOD                                              96                               6,768


CASH BALANCE, END OF PERIOD                                                $6,649                                $569


The accompanying notes are an integral part of these statements
Page 8.





                         THE VERMONT WITCH HAZEL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)



      1.NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
        -------------------------------------------------------------------


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


     B.     Property  and  Equipment:
            ------------------------

Furniture and equipment are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives. It is the policy of the company to capitalize significant improvements and to expense repairs and maintenance.

Depreciation expense for the three months ended October 31, 2001 and 2000 was: none


     C.      Loss  Per  Share:
            -----------------

Loss per share of common stock is computed using the weighted number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.


     D.      Impairments  of  Long  Lived  Assets
            -------------------------------------

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



                                     Page 9.


                         THE VERMONT WITCH HAZEL COMPANY
                     NOTES TO FINANCIAL STATEMENTS CONTINUED
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)



E.   Statement  of  Cash  Flows
    ---------------------------

Supplemental  disclosure  of  cash  flow  information  is  as  follows:

 Cash  paid  during  the  period  August  1  to October 31, 2001 was as follows:


 Interest                                  0
 Income  and  franchise  taxes          $400


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


H.  Revenue  Recognition:
    --------------------

The Company recognizes revenue from the sale of its products at the date of sale. The buyer has the right to return the merchandise; however, the returns have been remote and insignificant, and all of the conditions of FAS-48 are met, thereby precluding an accrual of a loss contingency under FAS-5

 I.  Fiscal  Year  and  Basis  of  Operation:

The Company operates on a fiscal year ending July 31.   The Company prepares its
financial statements and Federal and State income tax returns on an accrual basis.


2.  ADVANCES  DUE  STOCKHOLDERS
    ---------------------------

 During the fiscal year ending July 31, 2001 and for the three months ended October 31, 2001, Stockholders advanced funds for working capital of $9,800 and $1,200 respectively. The company has agreed to pay interest of 8% interest per annum. Accrued interest of $553 appears in accrued liabilities on the balance sheet at October 31, 2001.

                                    Page 10.

                         THE VERMONT WITCH HAZEL COMPANY
                     NOTES TO FINANCIAL STATEMENTS CONTINUED
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)


3.  NOTES  PAYABLE
During the period ending October 31, 2001 an individual advanced the Company $20,000 to be used for working capital. The Company has issued a note bearing no interest for the first year and 7% thereafter.


4  CAPITAL  STRUCTURE
   ------------------

 Upon incorporation the Company was authorized to issue 100 shares of common stock. On July 24, 1995 the corporation amended its Articles of Incorporation to authorize the issuance of two classes of stock, common and preferred. The authorized common stock was increased to 1,000,000 shares, and the authorized
preferred  stock  is  100,000  shares.   Each  type  retains  no  par  value.

On November 8, 1999 the Board of Directors agreed to increase the total number of the Company's authorized common shares to 10,000,000 shares. On February 20,2000 the Articles of Incorporation were amended to reflect this increase.

On  May  14,  2001 the Board of Directors agreed to increase the total number of
the company's authorized common shares to 75,000,000 shares.   It also agreed to
a  ten  for  one  forward  stock  split  of  the  outstanding  shares.


5  INCOME  TAXES
   -------------

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

The Company has approximately $650,000 of loss carry forwards available to reduce future tax liability through the year 2021.


6.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
    ---------------------------------------

The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At October 31, 2001 the fair value of cash, accounts receivable, notes payable and accounts payable approximated carrying values because of the short-term nature of these instruments.


                                    Page 11.

                         THE VERMONT WITCH HAZEL COMPANY
                     NOTES TO FINANCIAL STATEMENTS CONTINUED
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)



7.  COMMITMENTS  AND  CONTINGENCIES
    -------------------------------

 A  Leases:
    ------

For the period August 1 - October 31, 2001, the Company leased its main office facilities from its major stockholder on a month to month basis of $2,000. The Company presently leases its warehouse facilities on a month to month basis, at a cost of $500 per month. Prior years rental expense reflect the use of larger facilities. There is no determinable future costs, except on a month to month basis.

Rent expense for the three months ended October 31, 2001 and 2000 was $7,500 and $3,056.

The  Company  is  not  presently  involved  in  any  litigation.


8.  GOING  CONCERN
    --------------

The Company has experienced operating losses since inception primarily caused by its continued development and marketing costs. As shown in the accompanying financial statements, the Company incurred a net loss of $26,504 and $10,619 on sales of $4,942 and $30,958 for the three months ended October 31, 2001 and 2000 respectively. As of October 31, 2001 the Company's current liabilities exceeded its current assets (excluding inventory of $84,649 for which sales must be generated in order to properly expense) by $66,915. These factors create an uncertainty about the Company's ability to continue as a going concern. The management of the Company intend to pursue various means of obtaining additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, develop significant revenue and ultimately attaining profitable operations.


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

     Because we were dealing with a very small percent of the market, natural food and health stores, we felt we were limiting our income capabilities and decided to change our marketing strategy to focus on Internet sales and mass market. This decision required our changing all our labels which we estimated would cost us $150,000. We knew our income would drop substantially while we making the transition from natural health and food stores to mass market chains, and that we would need capital to maintain overhead during the transition period. The Company decided to raise the money with a public offering. The offering was approved by the Securities & Exchange Commission and we became effective on February 15, 2001. The offering was closed May 14, 2001 when we began negotiating with Dickinson Brands regarding a license agreement and/or a merger. They asked us not to sell any more stock during the negotiation period.

     Dickinson Brands is the largest witch hazel manufacturer in the United States, and had expressed a desire to license our brand and formulas for sale in the natural market place. At a meeting held in Las Vegas in July, 2001, the owner of Dickinson Brands also suggested a possible buyout or merger and requested projections through 2004. Those projections were provided to him in August 2001 and he is still reviewing them with his company advisors.

     The Company was also approached regarding entering into a business combination with an ongoing business, Swabplus. Swapblus manufactures a delivery system for make-up removal, first aid, nail polish remover, cuticle conditioning, etc., and felt the two companies could compliment each other. After careful consideration by management, this avenue was deemed to not be of benefit to the Company and no negotiations were initiated.

     September 11, 2001 the World Trade Center was destroyed and the market for penny stocks virtually disappeared.

     On October 12, 2001 the Company was approved to trade OTC Bulletin Board, but there was no interest in our stock and none was purchased or sold.

     On October 17, the Company filed Articles of Organization for The Vermont Witch Hazel Co., LLC., which the board of directors felt would be of more benefit as an entity for the shareholders than a corporation.


                                    Page 13.
EVENTS  SUBSEQUENT  TO  THE  THIRD  QUARTER

     On November 7, 2001 the board of directors of The Vermont Witch Hazel Company adopted a resolution to transfer all assets and liabilities from the Corporation into the LLC in exchange for 100% of the outstanding membership interest in the LLC, and to declare a 100% dividend of the LLC to each shareholder of record. The board of directors unanimously voted to distribute the dividend on December 10, 2001. A letter to NASDAQ was sent November 28, 2001 advising them of the board's decision, pursuant to Rule 10b-17.


RESULTS  OF  OPERATIONS:

REVENUES:
            Revenues for the three months ended October 31, 2001 decreased to $4,942 from revenues of $30,958 for the three months ended October 31, 2000, a decrease of $26,016.

 GENERAL  AND  ADMINISTRATIVE  EXPENSES:
               General and administrative expenses increased to $29,133 for the three months ended October 31, 2001 from $23,663 for the three months ended October 31, 2000 , an increase of $5,470. The increase was due primarily to an increase in rent.

Loss  from  Operations
             We had a loss from operations of $26,504 for the three months ended October 31, 2001 versus a loss of $10,619 for the three months ended October 31, 2000, an increase of $15,885. The increased loss was primarily due to decreased sales.


                                    Page 14.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 29 of November , 2001



               /S/_____________________________________
               Deborah  Duffy,
               PRESIDENT  THE  VERMONT  WITCH  HAZEL  CO.



In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated.

November  29,  2001



              /S/________________________________________
              DEBORAH  DUFFY,  President,  Director  and  Chief Financial Office

              /S/_________________________________
              RACHEL  BRAUN,  Secretary,  Director


              /S/_________________________________
              PETER  C.  CULLEN,  Director