Form 10QSB
period 2002-01-31
VERMONT WITCH HAZEL CO
filed 2002-03-14
CIK 1108955

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


                         2591 Dallas Parkway, Suite 102
                                Frisco, TX 75034
                    (Address of principal executive offices)


        Registrant's telephone number, including area code: 469-633-0100


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: March 14, 2002: 11,817,250

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1 Financial Statements

         Item 2 Management's Discussion & Analysis of Plan of Operations


Part II - Other Information

         Item 6 Exhibits and Reports on Form 8-K

Signatures

                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statement.

The accompanying unaudited financial statements, set forth herein under PART I have been prepared by management in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended January 31, 2002, are not necessarily indicative of the results that can be expected for the fiscal year ending July 31, 2002.

                         THE VERMONT WITCH HAZEL COMPANY





                              FINANCIAL STATEMENTS




          For the Three and Six Months Ended January 31, 2002 and 2001
                                   (Unaudited)

                         THE VERMONT WITCH HAZEL COMPANY


                              FINANCIAL STATEMENTS

          For the Three and Six Months Ended January 31, 2002 and 2001
                                   (Unaudited)







Financial Statements:

Balance Sheets................................................................1

Statements of Operations......................................................2

Statement of Stockholders' Equity (Deficit)...................................3

Statements of Cash Flows......................................................4

Notes to Financial Statements................................................5-8


                         THE VERMONT WITCH HAZEL COMPANY

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                  January 31,      July 31,
                                                                      2002           2001
                                                                  (Unaudited)     (Audited)
                                                                  -----------    -----------
Current Assets:
    Cash                                                          $         0    $        96
    Accounts receivable                                                     0            557
    Inventory                                                               0         85,692
                                                                  -----------    -----------
    Total current assets                                          $         0    $    86,345

Fixed Assets:
    Furniture and equipment                                                 0          6,141
    Less:  accumulated depreciation                                         0          6,141
                                                                  -----------    -----------
                                                                            0              0
                                                                  -----------    -----------
         Total Assets                                             $         0    $    86,345
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
    Accounts payable                                                        0         19,194
    Accrued liabilities                                                     0         13,113
    Advances due stockholders                                               0          9,800
    Notes payable                                                           0              0
                                                                  -----------    -----------
    Total current liabilities                                               0         42,107

Commitments and Contingencies:
Stockholders' Equity (Deficit)
    Preferred stock - no par value
         Authorized 1,000,000
         Issued and outstanding - none
    Common stock - no par value
         Authorized 75,000,000 shares
         Issued and outstanding - 11,817,250 shares
                                                                      668,042        668,042

Retained deficit                                                     (668,042)      (623,804)
                                                                  -----------    -----------

         Total Stockholders' Equity (Deficit)                               0         44,238
                                                                  -----------    -----------
         Total Liabilities and Stockholders' Equity               $         0    $    86,345
                                                                  ===========    ===========

        The accompanying notes are an integral part of these statements.


                         THE VERMONT WITCH HAZEL COMPANY


                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended January 31, 2002 and 2001
                                   (Unaudited)



                                                         Three Months                    Six Months
                                                         ------------                   ------------
                                                    2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
Sales                                          $      5,630    $      3,349    $     10,572    $     34,307

Cost of sales                                         1,838          12,326           4,151          30,240
                                               ------------    ------------    ------------    ------------

Gross profit (loss)                                   3,792          (8,977)          6,421           4,067

Selling, general and administrative expenses         21,526          21,106          50,659          44,769
                                               ------------    ------------    ------------    ------------

Net loss                                       $    (17,734)   $    (30,083)   $    (44,238)   $    (40,702)
                                               ============    ============    ============    ============
Weighted average number of common shares
outstanding:                                     11,817,250       1,149,850      11,817,250       1,149,850
                                               ------------    ------------    ------------    ------------

Net loss per common share                      $     (0.015)   $     (0.026)   $     (0.037)   $     (0.035)
                                               ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.



                         THE VERMONT WITCH HAZEL COMPANY


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                January 31, 2002
                                   (Unaudited)



                                                                                                                Total
                                                                              Stockholders'
                                    Common Stock              Accumulated        Equity
                               Shares          Amount           Deficit         (Deficit)
                            -------------   -------------    -------------    -------------
Balance July 31, 2001         11,817,250    $     668,042    $    (623,804)   $      44,238

Net loss for period              (44,238)         (44,238)
                           -------------    -------------    -------------    -------------

Balance January 31, 2002      11,817,250    $     668,042    $    (668,042)   $           0
                           =============    =============    =============    =============





        The accompanying notes are an integral part of these statements.


                         THE VERMONT WITCH HAZEL COMPANY


                             STATEMENTS OF CASH FLOW

          For the Three and Six Months Ended January 31, 2002 and 2001
                                   (Unaudited)




                                                        Three Months            Six Months
                                                        ------------           ------------
                                                     2002        2001        2002        2001
                                                    --------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss for the periods                        $(17,734)   $(30,083)   $(44,238)   $(40,702)

    Adjustments to reconcile net loss to net cash used by operating activities:

    (Increase)/Decrease in accounts receivable           185      25,291         557         640
    (Increase)/Decrease in inventory                  84,649       8,795      85,692      26,470
    Increase/(Decrease) in accounts payable          (23,882)       (358)    (19,194)        744
    Increase/(Decrease) in accrued liabilities       (18,817)       (118)    (13,113)        176
                                                    --------    --------    --------    --------

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES
                                                      24,401       3,527       9,704     (12,672)
                                                    --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:  None

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings
    Payment of advances                                    0      (2,500)     21,250       7,500
    Reclassify to working capital                    (11,050)          0     (11,050)          0
    Net cash provided by financing activities        (20,000)          0     (20,000)          0
                                                    --------    --------    --------    --------
                                                     (31,050)     (2,500)     (9,800)      7,500
                                                    --------    --------    --------    --------

NET INCREASE (DECREASED) IN CASH                      (6,649)      1,027         (96)     (5,172)

CASH BALANCE, BEGINNING OF PERIOD                      6,649         569          96       6,768
                                                    --------    --------    --------    --------

CASH BALANCE, END OF PERIOD                         $      0    $  1,596    $      0    $  1,596
                                                    ========    ========    ========    ========


        The accompanying notes are an integral part of these statements.

                         THE VERMONT WITCH HAZEL COMPANY

                          NOTES TO FINANCIAL STATEMENTS

          For the Three and Six Months Ended January 31, 2002 and 2001
                                   (Unaudited)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
     -------------------------------------------------------------------

     A.  Organization and Business:
         -------------------------
         The Vermont Witch Hazel Company was incorporated in the State of Vermont on August 3, 1994 as Witch Hazel Company. On October 4, 1994 it was renamed Vermont Witch Hazel Co. and on September 16, 1996 it was renamed The Vermont Witch Hazel Company. On November 1, 1994 the Company registered to conduct business in the State of California.

         For over seven years, the Company created and marketed skin care and pet care products. The Company manufactured and distributed a line of witch hazel based natural, hypoallergenic soaps, cleansers and other skin aids for people who prefer natural and environmentally friendly products.

         Effective December 3, 2001, the Company transferred all its net assets and business to its wholly owned subsidiary, The Vermont Witch Hazel Co., LLC, a California limited liability company which had been formed in October 2001. Also, the Company's board of directors declared a dividend of all of the Company's interest in the LLC to be distributed to the Company's shareholders of record on December 10, 2001. Each shareholder received one member unit in the LLC for each share of common stock held of record by the shareholder.


     B.  Property and Equipment:
         ----------------------

         Furniture and equipment are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives. It is the policy of the Company to capitalize significant improvements and to expense repairs and maintenance.

         Depreciation expense for the three and six months ended January 31, 2002 and 2001 was: none.

     C.  Loss Per Share:
         --------------

         Loss per share of common stock is computed using the weighted number of common shares outstanding during the periods shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

          For the Three and Six Months Ended January 31, 2002 and 2001
                                   (Unaudited)


     D.  Impairments of Long Lived Assets
         --------------------------------

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


     E.  Statement of Cash Flows
         -----------------------

         Supplemental disclosure of cash flow information is as follows:

         Cash paid during the period August 1, 2001 to January 31, 2002 was as follows:

           Interest                         0
           Income and franchise taxes       $1,200


     F.  Use of Estimates:
         ----------------

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

     H.  Revenue Recognition:
         -------------------

         The Company recognizes revenue from the sale of its products at the date of sale. The buyer has the right to return the merchandise; however, the returns have been remote and insignificant, and all of the conditions of FAS-48 are met, thereby precluding an accrual of a loss contingency under FAS-5.

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

          For the Three and Six Months Ended January 31, 2002 and 2001
                                   (Unaudited)



     I.  Fiscal Year and Basis of Operation:
         ----------------------------------

         The Company operates on a fiscal year ending July 31. The Company prepares its financial statements and Federal and State income tax returns on an accrual basis.


2.   ADVANCES DUE STOCKHOLDERS
     -------------------------

     During the fiscal year ending July 31, 2001 and for the six months ended January 31, 2002, Stockholders advanced funds for working capital of $9,800 and $1,250, respectively. The company agreed to pay interest of 8% interest per annum. The advances and accrued interest of $553 were repaid during December, 2001.


3.   NOTES PAYABLE
     -------------

     During the period ending October 31, 2001, an individual advanced the Company $20,000 to be used for working capital. The Company issued a note bearing no interest for the first year and 7% thereafter. During December, 2001, the individual agreed to forgive the loan.


4.   CAPITAL STRUCTURE
     -----------------

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

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

          For the Three and Six Months Ended January 31, 2002 and 2001
                                   (Unaudited)


5.   INCOME TAXES
     ------------

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

     Due to a change in ownership effective December 3, 2001, net operation loss carry forwards may be limited.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At January 31, 2002, the fair value of cash, accounts receivable, notes payable and accounts payable approximated carrying values because of the short-term nature of these instruments.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     A.  Leases:
         ------
         For the period August 1 - December 3, 2001, the Company leased its main office facilities from its major stockholder on a month to month basis of $2,000. The Company leased its warehouse facilities on a month to month basis, at a cost of $500 per month. Prior years rental expense reflect the use of larger facilities.

         Rent expense for the six months ended January 31, 2002 and 2001 was $15,000 and $6,920, respectively.

         The Company is not presently involved in any litigation.

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


                             RESULTS OF OPERATIONS:

                                    REVENUES:
Revenues for the three months ended January 31, 2002 increased to $5,630 from revenues of $3,349 for the three months ended January 31, 2001, an increase of $2,281. Revenue for the six months ended January 31, 2002 decreased to $10,572 from revenues of $34,307 for the six months ended January 31, 2001.

                      GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses increased to $21,526 for the three months ended January 31, 2002 from $21,106 for the three months ended January 31, 2001, an increase of $420. For the six months period ended January 31, 2002, general and administrative expenses increased to $50,659 from $44,769 for the comparable period ended January 31, 2002, for an increase of $5,890.

                              LOSS FROM OPERATIONS
We had a loss from operations of $17,734 for the three months ended January 31, 2002 versus a loss of $30,083 for the three months ended January 31, 2001, a decrease of $12,349. For the six months period ended January 31, 2002, we had a loss from operations of $44,238 versus a loss of $40,702 for the comparable period ended January 31, 2001, an increase of $3,536.


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits - None
         Reports on Form 8-K - None


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Frisco, Texas, on the 14th day of March, 2002.



 /s/Kevin Halter Jr.
--------------------
President



In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated.

March 14, 2002


 /s/ Kevin Halter,Jr.
---------------------
President, Director and Chief Financial Officer