Form 10QSB
period 2002-04-30
VERMONT WITCH HAZEL CO
filed 2002-06-17
CIK 1108955

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

                  For the quarterly period ended April 30, 2002

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: June 14, 2002: 11,817,250

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1 Financial Statements

         Item 2 Management's Discussion & Analysis of Plan of Operations


Part II - Other Information

         Item 6 Exhibits and Reports on Form 8-K

Signatures

                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statement.

The accompanying unaudited financial statements, set forth herein under PART I have been prepared by management in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended April 30, 2002, are not necessarily indicative of the results that can be expected for the fiscal year ending July 31, 2002.

                         THE VERMONT WITCH HAZEL COMPANY

                              FINANCIAL STATEMENTS




           For the Three and Nine Months Ended April 30, 2002 and 2001
                                   (Unaudited)

                         THE VERMONT WITCH HAZEL COMPANY


                              FINANCIAL STATEMENTS

           For the Three and Nine Months Ended April 30, 2002 and 2001
                                   (Unaudited)







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

                                                      April 30,       July 31,
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


                         THE VERMONT WITCH HAZEL COMPANY


                            STATEMENTS OF OPERATIONS

            For the Three and Nine Months Ended April, 2002 and 2001
                                   (Unaudited)



                                                         Three Months                   Nine Months
                                                         ------------                   ------------
                                                      2002           2001            2002            2001
                                               --------------   ------------    ------------    ------------

Sales                                          $         0.00   $      3,633    $     10,572    $     37,940

Cost of sales                                            0.00         20,888           4,151          51,128
                                               --------------   ------------    ------------    ------------

Gross profit (loss)                                      0.00        (17,255)          6,421         (13,188)

Selling, general and administrative expenses             0.00         40,346          50,659          85,115
                                               --------------   ------------    ------------    ------------

Net loss                                       $         0.00   $    (57,601)   $    (44,238)   $    (98,303)
                                               ==============   ============    ============    ============
Weighted average number of common shares
outstanding:                                       11,165,788     11,165,788      11,181,725      11,181,725
                                               --------------   ------------    ------------    ------------

Net loss per common share                      $         0.00   $     (0.049)   $     (0.037)   $     (0.083)
                                               ==============   ============    ============    ============



        The accompanying notes are an integral part of these statements.


                         THE VERMONT WITCH HAZEL COMPANY


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  April 30 2002
                                   (Unaudited)



                                                                            Total
                                                                        Stockholders'
                                 Common Stock            Accumulated        Equity
                            Shares          Amount         Deficit        (Deficit)
                        -------------   -------------   -------------   -------------

Balance July 31, 2001      11,817,250   $     668,042   $    (623,804)  $      44,238

Net loss for period           (44,238)        (44,238)
                        -------------   -------------   -------------   -------------

Balance April 30, 2002     11,817,250   $     668,042   $    (668,042)  $           0
                        =============   =============   =============   =============






        The accompanying notes are an integral part of these statements.



                         THE VERMONT WITCH HAZEL COMPANY


                             STATEMENTS OF CASH FLOW

           For the Three and Nine Months Ended April 30, 2002 and 2001
                                   (Unaudited)




                                                        Three Months            Nine Months
                                                        ------------            ------------
                                                      2002        2001        2002        2001
                                                    --------    --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss for the periods                        $      0    $(57,601)   $(44,238)   $(98,303)

    Adjustments to reconcile net loss to net cash used by operating activities:

    Issuance of stock for services                         0      22,000           0      22,000
    (Increase)/Decrease in accounts receivable             0          (5)        557         635
    (Increase)/Decrease in inventory                       0      18,309      85,692      44,779
    Increase/(Decrease) in accounts payable                0         (88)    (19,194)        656
    Increase/(Decrease) in accrued liabilities             0        (127)    (13,113)        303
                                                    --------    --------    --------    --------

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES
                                                           0     (17,258)      9,704     (29,930)
                                                    --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:  None

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from borrowings                               0        (500)     21,250       7,000
    Payment of advances                                    0           0     (11,050)          0
    Reclassify to working capital                          0      22,750     (20,000)     22,750
                                                    --------    --------    --------    --------
    Net cash provided by financing activities              0      22,250      (9,800)     29,750
                                                    --------    --------    --------    --------

NET INCREASE (DECREASED) IN CASH                           0       4,992         (96)       (180)

CASH BALANCE, BEGINNING OF PERIOD                          0       1,596          96       6,768
                                                    --------    --------    --------    --------

CASH BALANCE, END OF PERIOD                         $   0.00    $  6,588    $      0    $  6,588
                                                    ========    ========    ========    ========



        The accompanying notes are an integral part of these statements.

                         THE VERMONT WITCH HAZEL COMPANY

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended April 30, 2002 and 2001
                                   (Unaudited)

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

          Depreciation expense for the three and nine months ended April 30, 2002 and 2001 was: none.

     C.   Loss Per Share:
          --------------

          Loss per share of common stock is computed using the weighted number of common shares outstanding during the periods shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

           For the Three and Nine Months Ended April 30, 2002 and 2001
                                   (Unaudited)


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

          Cash paid during the period August 1, 2001 to April 30, 2002 was as follows:

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

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

           For the Three and Nine Months Ended April 30, 2002 and 2001
                                   (Unaudited)



     I.   Fiscal Year and Basis of Operation:
          ----------------------------------

          The Company operates on a fiscal year ending July 31. The Company prepares its financial statements and Federal and State income tax returns on an accrual basis.


2.   ADVANCES DUE STOCKHOLDERS
     -------------------------

     During the fiscal year ending July 31, 2001 and for the nine months ended April 30, 2002, Stockholders advanced funds for working capital of $9,800 and $1,250, respectively. The company agreed to pay interest of 8% interest per annum. The advances and accrued interest of $553 were repaid during December, 2001.


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

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

           For the Three and Nine Months Ended April 30, 2002 and 2001
                                   (Unaudited)

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

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At April 30, 2002, the fair value of cash, accounts receivable, notes payable and accounts payable approximated carrying values because of the short-term nature of these instruments.

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

          Rent expense for the nine months ended April 30, 2002 and 2001 was $15,000 and $6,920, respectively.

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


                             RESULTS OF OPERATIONS:

                                    REVENUES:
For the three months ended April 30, 2002 the company had no revenues, which is a $3,633 decrease from revenues for the three months ended April 30, 2001. Revenue for the nine months ended April 30, 2002 decreased to $10,572 from revenues of $37,940 for the nine months ended April 30, 2001.

                      GENERAL AND ADMINISTRATIVE EXPENSES:
We had no General and administrative expenses for the three months ended April 30, 2002 compared to $40,346 for the comparable period last year. For the nine months period ended April 30, 2002, general and administrative expenses decreased to $50,659 from $85,115 for the comparable period ended April 30, 2002, for a decrease of $34,456.

                              LOSS FROM OPERATIONS
We had no profit or loss for the three months ended April 30, versus a loss of $57,601 for the three months ended April 30, 2001. For the nine months period ended April 30, 2002, we had a loss from operations of $44,238 versus a loss of $96,303 for the comparable period ended April 30, 2001, a decrease of $88,521.


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits - None
         Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Frisco, Texas, on the 17th day of June, 2002.



 /s/ Kevin Halter,Jr.
---------------------
President



In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated.

June 17, 2002


 /s/ Kevin Halter,Jr.
---------------------
President, Director and Chief Financial Officer