Form 10KSB
period 2002-07-31
VERMONT WITCH HAZEL CO
filed 2002-08-27
CIK 1108955

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


 Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2002.

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

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $.00
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant's revenues for its most recent fiscal year were: $10,572.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of August 23, 2002 was $868,350.00.

Transitional Small Business Disclosure Format:
Yes [ ]  No  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Plan of Operation

         Our current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance our stockholder's value for their investment in our common stock. The acquisition of a business entity may be made by purchase of stock, merger, exchange of stock, or purchase of assets. We have nominal capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We can give no assurance that we will be successful in finding or acquiring any business entity, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

         We have in the past engaged in preliminary negotiations with the principals of small business enterprises, but have been unable to obtain any agreements or commitments from such parties.

         We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors, including our ability to raise capital from private investors in the future.

Investigation and Selection of Business Opportunities

         Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates (1) desiring to create a public market for their shares in order to enhance liquidity for their current stockholders, (2) which have long-term plans for raising capital through the public sale of securities and which believe that the possible prior existence of a public market for their securities would be beneficial, (3) which plan to acquire additional assets through issuance of securities rather than for cash, and which believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

         The analysis of business opportunities will be undertaken by or under the supervision of our president, Kevin Halter, Jr. We anticipate that he will consider, among other things, the following factors in the analysis of business opportunities:

         o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

         o His perception of how any particular business opportunity will be received by the investment community and by our stockholders;

         o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ SmallCap Market;

         o        Capital requirements and anticipated  availability of required
         funds,   to  be  provided   through  the  private  sale  of  additional
         securities;

         o        The extent to which the business opportunity can be advanced;

         o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         o Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

         o The cost of our participation as compared to the perceived tangible and intangible values and potential; and

         o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items as such factors relate to the target company.

         No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of our lack of capital for investigation and our lack of management for business analysis, we may not discover or adequately evaluate adverse facts about the target company, its business and management.

         We are unable to predict when we may be able to acquire a business entity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Possible Business Transactions

         We can not predict the manner in which we may participate in a business transaction with an acquisition target. Specific business opportunities will be reviewed as well as the respective needs and desires of our stockholders and, upon the basis of that review and our relative negotiating strength, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but may not be limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require our merger, consolidation or reorganization with other corporations or other forms of business organization, and although it is likely, we can give no assurance that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of the voting shares of the company following a reorganization transaction. As part of such a transaction, our current officers and directors may resign and new officers and directors may be appointed without any vote by stockholders.

         It is likely that we will acquire our participation in a business transaction through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (usually 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction is structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders will retain in the aggregate 20% or less of the issued and outstanding shares. This could result in substantial additional dilution in the equity of our stockholders prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest of our company by our president, director and principal stockholder. Additionally, upon a business combination with an operating company, we will be required to report the transaction to the Commission on a Current Report on Form 8-K with disclosure as required pursuant to a registration statement on Form 10-SB. This could result in additional expense to us as well as delaying the consummation of an acquisition.

Our History

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

On December 27, 2001 pursuant to a stock purchase agreement dated December 27, 2001, Kevin Halter Jr. purchased 6,027,000 shares of the Company's common stock from Deborah Duffy representing approximately 51% of the Company's issued and outstanding shares of common stock. Simultaneously with the purchase, the current officers and directors of the Registrant resigned and the following three persons were elected to replace them: Kevin. Halter Jr. President and Director, Kevin B. Halter Secretary, Treasurer & Director and Pam Halter, a Director. Deborah Duffy, Rachel Braun and Peter C. Cullen the directors of the Company resigned their respective positions and the following three persons were elected to replace them: Kevin Halter Jr., Kevin B. Halter and Pam Halter


Employees

         We have no employees. Our officers and directors and principal shareholders receive no compensation, and none is being accrued. They devotes only as much of his time to our business as necessary.

ITEM 2.     DESCRIPTION OF PROPERTY.

         We currently maintain an office at no cost at 2591 Dallas Parkway, Suite 102, Frisco, TX 75034, which is the office address of Kevin Halter, Jr., our president. We do not believe that we will need to maintain an office elsewhere at anytime in the foreseeable future in order to develop and implement our business plan. Our telephone number is 469-633-0100 and our fax number is
(469) 633-0088.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

         None of our directors, officers or affiliates, and no owner of record or beneficial owner of more than 5% of our securities or any associate of any of our directors, officers or security holders is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended July 31, 2002.

                                     Part II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION


         Our common stock is traded on the OTC Bulletin Board under the symbol "VWHZ" since December 7, 2001. The price range of our common stock for the respective quarters were as follows:

                              High Bid     Low Bid

Dec 31, 2001                   $0.40        $0.12

March 31, 2002                 $0.34        $0.15

June 30, 2002                  $0.35        $0.15

The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction.


HOLDERS

As of August 23,  2002,  there were 77 record  holders of the  Company's  Common
Stock.

DIVIDENDS
---------

The Company does not anticipate paying any cash Dividends on its Common Stock in the foreseeable future.



Shares Eligible For Future Sale

         We currently have 11,817,250 shares of common stock outstanding of which 5,789,000 shares are freely tradable on the OTC Bulletin Board and 6,028,250 shares of our common stock owned by Kevin Halter, Jr., our President, a director and our principle shareholder, are deemed "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act. Subject to the applicable affiliate rules and volume and holding period limitations of Rule 144, 1,250 of Mr. Halter's shares are currently eligible for sale under Rule 144 and 6,027,000 shares will be eligible for sale under Rule 144 after December 27. 2002.

         Under Rule 144, and subject to satisfaction of certain other conditions, a person, including an affiliate of the our company (or persons whose shares are aggregated into such affiliate), who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of one percent of the total number of outstanding shares of the same class or the average weekly trading volume of our common stock during the four calendar weeks preceding the sale. A person who has not been an affiliate of our company for at least the three months immediately preceding the sale and who has beneficially owned shares of our common stock for at least two years is entitled to sell such shares under Rule 144(k) without regard to any of the limitations described above.

         The possibility that substantial amounts of our common stock may be sold in the public market in the future may adversely affect the prevailing market price for our common stock and could impair our ability in the future to raise capital through the sale of our equity securities.

Transfer Agent and Registrar

         The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties.

                                PLAN OF OPERATION

         Our present plan of operations for the next twelve months is to seek to complete a merger or acquisition transaction with a small- or medium-sized operating enterprise which may allow our stockholders an opportunity to achieve appreciative value for their investment in our common stock. In selecting a potential merger or acquisition candidate, our management will consider many factors, including, but not limited to, potential for growth and profitability, quality and experience of management, capital requirements, and the ability of the acquired company to qualify its shares for trading on NASDAQ SmallCap Market or on a national exchange.

         The types of business enterprises that we believe might find a business combination with us to be attractive include (1) candidates desiring to create a public market for their shares to enhance liquidity for current stockholders,
(2)  acquisition  candidates  which have  long-term  plans for  raising  capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, (3) foreign companies desiring to obtain access to U.S. customers and U.S. capital markets, and (4) acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash.

         We have engaged in preliminary  negotiations  with  principals of small business enterprises but have been unable to obtain any agreements or commitments from such parties. We are also unable to predict when we may effect a business opportunity. We have not established any deadline for completion of a transaction, and anticipate that the process could continue throughout the next twelve months.

         Our balance sheet at July 31, 2002 reflects current assets of $0 and current liabilities in the amount of $0. Accordingly, we may be required to raise additional funds from private investors, or our principal stockholder may be required to advance funds, in order to pay our current liabilities and to satisfy our cash requirements for the next twelve months.

The Company was incorporated in August of 1994 and began manufacturing all natural skin care products in 1995. We manufactured and marketed 14 all natural skin care products and 4 all natural pet care products., all of which contain witch hazel as a base ingredient. Originally, we marketed our products only to health food stores. Our first three years in business were moderately successful showing average gross incomes for fiscal years 1996, 1997 and 1998 of approximately $250,000.

Because we were dealing with a very small percent of the market, natural food and health stores, we felt we were limiting our income capabilities and decided to change our marketing strategy to focus on Internet sales and mass market. This decision required our changing all our labels which we estimated would cost us $150,000. We knew our income would drop substantially while we were making the transition from natural health and food stores to mass market chains, and that we would need capital to maintain overhead during the transition period. The Company decided to raise the money with a public offering. The offering was approved by the Securities & Exchange Commission and we became effective on February 15, 2001. The offering was closed May 14, 2001 when we began negotiating with Dickinson Brands regarding a license agreement and/or a merger.

Dickinson Brands is the largest witch hazel manufacturer in the United States, and had expressed a desire to license our brand and formulas for sale in the natural market place. At a meeting held in Las Vegas in July, 2001, the owner of Dickinson Brands also suggested a possible buyout or merger and requested projections through 2004. However no agreement was ever reached.

The Company was also approached regarding entering into a business combination with an ongoing business, Swabplus. Swapblus manufactures a delivery system for make-up removal, first aid, nail polish remover, cuticle conditioning, etc., and felt the two companies could complement each other. After careful consideration by management, this avenue was deemed to not be of benefit to the Company and no negotiations were initiated. September 11, 2001 the World Trade Center was destroyed and the market for penny stocks virtually disappeared.

On October 17, 2001 the Company filed Articles of Organization for The Vermont Witch Hazel Co., LLC., which the board of directors felt would be of more benefit as an entity for the shareholders than a corporation. On November 7, 2001 the board of directors of The Vermont Witch Hazel Company adopted a resolution to transfer all assets and liabilities from the Corporation into the LLC in exchange for 100% of the outstanding membership interest in the LLC, and to declare a 100% dividend of the LLC to each shareholder of record. The board of directors unanimously voted to distribute the dividend on December 10, 2001. A letter to NASDAQ was sent November 28, 2001 advising them of the board's decision, pursuant to Rule 10b-17.

                              RESULTS OF OPERATIONS

                                    REVENUES

For the twelve months ended July 31, 2002 the company had sales of $10,572, which is a $33,273 decrease from sales for the twelve months ended July 31, 2001. This resulted from the transfer all assets and liabilities from the Corporation into the LLC and the resulting cessation of active business operations in December 2001.

                                  COST OF SALES

For the twelve months ended July 31, 2002, the company had cost of sales of $4,151, which is a decrease of $10,318 from cost of sales for the twelve months ended July 31, 2001. This resulted from the transfer all assets and liabilities from the Corporation into the LLC and the resulting cessation of active business operations in December 2001.


                       GENERAL AND ADMINISTRATIVE EXPENSES

For the twelve months period ended July 31, 2002, selling, general and administrative expenses decreased to $50,659 from $113,402 for the comparable period ended July 31, 2002, for a decrease of $62,743. This resulted from the transfer all assets and liabilities from the Corporation into the LLC and the resulting cessation of active business operations in December 2001.

                              NET LOSS

For the twelve months period ended July 31, 2002, we had a net loss of $44,238 versus a loss of $121,393 for the comparable period ended July 31, 2001, a decrease of $77,155. This resulted from the transfer all assets and liabilities from the Corporation into the LLC and the resulting cessation of active business operations in December 2001.


Our Liquidity and Capital Resources

The Company is fully dependent on either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

ITEM 7.      FINANCIAL STATEMENTS.

See following pages.

                         THE VERMONT WITCH HAZEL COMPANY





                              FINANCIAL STATEMENTS




                   For the Years Ended July 31, 2002 and 2001
                        with Independent Auditor's Report

                         THE VERMONT WITCH HAZEL COMPANY


                              FINANCIAL STATEMENTS

                   For The Years Ended July 31, 2002 and 2001



Independent Auditor's Report..................................................12

Financial Statements:

Balance Sheets................................................................13

Statements of Operations......................................................14

Statement of Stockholders' Equity (Deficit)...................................15

Statements of Cash Flows......................................................16

Notes to Financial Statements..............................................17-21

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
THE VERMONT WITCH HAZEL COMPANY
Frisco, Texas

I have audited the accompanying balance sheets of THE VERMONT WITCH HAZEL COMPANY as of July 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE VERMONT WITCH HAZEL COMPANY as of July 31, 2002 and 2001, and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no viable operations or assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Los Angeles, California
August 20, 2002


                         THE VERMONT WITCH HAZEL COMPANY

                                 BALANCE SHEETS

                                     ASSETS

                                                           July 31, 2002    July 31, 2001
                                                           -------------    -------------

Current Assets:
    Cash                                                   $           0    $          96
    Accounts receivable                                                0              557
    Inventory                                                          0           85,692
                                                           -------------    -------------
    Total current assets                                               0           86,345

Fixed Assets:
    Land and building                                                  0            6,141
    Furniture and equipment                                            0            6,141
                                                           -------------    -------------
    Less:  accumulated depreciation                                    0                0
                                                           -------------    -------------

         Total Assets                                                  0           86,345
                                                           =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable                                                   0           19,194
    Accrued liabilities                                                0           13,113
    Advances due stockholders                                          0            9,800
                                                           -------------    -------------
    Total current liabilities                                          0           42,107

Commitments and Contingencies:

Stockholders' Equity (Deficit)
    Preferred stock - no par value
         Authorized 1,000,000 shares
         Issued and outstanding - none
    Common stock - no par value
         Authorized 75,000,000 shares
         Issued and outstanding - 11,817,250 shares
         in 2002 and 2001                                        668,042          668,042

Retained deficit                                                (668,042)        (623,804)
                                                           -------------    -------------

         Total Stockholders' Equity                                    0           44,238
                                                           -------------    -------------

         Total Liabilities and Stockholders' Equity        $           0    $      86,345
                                                           =============    =============


        The accompanying notes are an integral part of these statements.

                         THE VERMONT WITCH HAZEL COMPANY


                            STATEMENTS OF OPERATIONS

                   For The Years Ended July 31, 2002 and 2001




                                                 July 31, 2002    July 31, 2001
                                                 -------------    -------------

Sales                                            $      10,572    $      43,845

Cost of sales:
    Cost of sales                                        4,151           14,469
    Write-off of obsolete merchandise                        0           37,367
                                                 -------------    -------------
                                                         4,151           51,836
                                                 -------------    -------------

Gross profit (loss)                                      6,421           (7,991)

Selling, general and administrative expenses           (50,659)        (113,402)
                                                 -------------    -------------

Net loss                                               (44,238)        (121,393)

Other Comprehensive income                                   0                0
                                                 -------------    -------------

Comprehensive loss                               $     (44,238)   $    (121,393)
                                                 =============    =============

Weighted average number of common shares
  outstanding:                                      11,817,250        1,945,636
                                                 -------------    -------------

Net loss per common share                        $      (0.037)   $       (0.06)
                                                 =============    =============











        The accompanying notes are an integral part of these statements.


                         THE VERMONT WITCH HAZEL COMPANY


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For The Years Ended July 31, 2002 and 2001






                                                                                                       Total
                                                 Common Stock                   Accumulated        Stockholders'
                                          Shares              Amount              Deficit        Equity (Deficit)
                                     ----------------    ----------------    ----------------    ----------------
Balance July 31, 2000                       1,149,850    $        604,292    $       (502,411)   $        101,881

Issuance of common shares for cash             11,375              22,750                                  22,750

Issuance of common shares for
  Services                                     11,000              22,000                                  22,000

Issuance of common shares upon
  Conversion of demand notes                    9,500              19,000                                  19,000

Net loss for period                                                                  (121,393)

Ten for one forward stock split            10,635,525
                                     ----------------    ----------------    ----------------    ----------------

Balance July 31, 2001                      11,817,250             668,042            (623,804)             44,238

Net loss for period                                                                   (44,238)            (44,238)
                                     ----------------    ----------------    ----------------    ----------------

Balance July 31, 2002                      11,817,250    $        668,042    $       (668,042)   $              0
                                     ================    ================    ================    ================










        The accompanying notes are an integral part of these statements.



                         THE VERMONT WITCH HAZEL COMPANY


                             STATEMENTS OF CASH FLOW

                   For The Years Ended July 31, 2002 and 2001



                                                    July 31, 2002    July 31, 2001
                                                    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss for the periods                        $     (44,238)   $    (121,393)

    Adjustments to reconcile net loss to net cash used by operating activities:

    Issuance of stock for services                              0           22,000
    (Increase)/Decrease in accounts receivable                557              976
    (Increase)/Decrease in inventory                       85,692           44,696
    Increase/(Decrease) in accounts payable               (19,194)               3
    Increase/(Decrease) in accrued liabilities            (13,113)          12,496
                                                    -------------    -------------

NET CASH USED IN OPERATING ACTIVITIES                       9,704          (41,222)
                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    None

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                      0           22,750
    Proceeds from borrowings                               21,250           11,800
    Repayment of borrowings                               (31,050)               0
                                                    -------------    -------------
    Net cash provided by financing activities              (9,800)          34,550
                                                    -------------    -------------

NET INCREASE (DECREASED) IN CASH                              (96)          (6,672)

CASH BALANCE, BEGINNING OF PERIOD                              96            6,768
                                                    -------------    -------------

CASH BALANCE, END OF PERIOD                         $           0    $          96
                                                    =============    =============




        The accompanying notes are an integral part of these statements.

                         THE VERMONT WITCH HAZEL COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                   For The Years Ended July 31, 2002 and 2001



1.   NATURE OF BUSINESS
     ------------------

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

     During October, 2001, the Company created a separate entity known as The Vermont Witch Hazel Co. LLC, a California limited liability company (The "LLC") which the Company held as a wholly-owned subsidiary.

     On November 7, 2001 the Company's board of directors approved the transfer of all assets and liabilities of the Company into "The LLC" for 100% of the outstanding membership interest in "The LLC." This became effective on December 3, 2001.

     On November 20, 2001 the Company's board of directors declared of 100% dividend of "The LLC", to be distributed, on or before December 31, 2001, to each shareholder of record as of December 10, 2001. The dividend was paid at a rate of one member unit of "The LLC" for each outstanding share of common stock of the Company.

     On December 3, 2001 a "Sale of Asset Agreement" was executed by which "The LLC" purchased the assets and assumed the liabilities of the Company for which it distributed 100% of its membership interests to the Company. Since December 3, 2001 the Company has been inactive.

     On December 27, 2001 the majority shareholder, as well as most of the remaining shareholders of the now assetless Company agreed to sell their stock to other individuals at approximately $0.02 per share and to reinvest their proceeds into "The LLC".

     The new Management, located in Frisco, Texas, is currently exploring various avenues to acquire and/or merge the Company with an existing business.

     The Company is fully dependent either on future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

                   For The Years Ended July 31, 2002 and 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
     --------------------------------------------

     A.   Property and Equipment:
          ----------------------

          Furniture and equipment are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives. It is the policy of the Company to capitalize significant improvements and to expense repairs and maintenance.

          Depreciation expense for the years ended July 31, 2002 and 2001 was: none.

     B.   Loss Per Share:
          --------------

          Loss per share of common stock is computed using the weighted number of common shares outstanding during the periods shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

     C.   Impairments of Long Lived Assets
          --------------------------------

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

     D.   Statement of Cash Flows
          -----------------------

          Supplemental disclosure of cash flow information is as follows:

          Cash paid during the period August 1, 2001 to July 31, 2002 was as follows:

                  Interest                                0
                  Income and franchise taxes         $1,200


     E.   Use of Estimates:
          ----------------

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions made.

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

                   For The Years Ended July 31, 2002 and 2001



     F.   Inventory:
          ---------

          Inventory is stated at lower of cost (first-in, first-out method) or market.

     G.   Revenue Recognition:
          -------------------

          The Company recognizes revenue from the sale of its products at the date of sale. The buyer has the right to return the merchandise; however, the returns have been remote and insignificant, and all of the conditions of FAS-48 are met, thereby precluding an accrual of a loss contingency under FAS-5.

     H.   Fiscal Year and Basis of Operation:
          ----------------------------------

          The Company operates on a fiscal year ending July 31. The Company prepares its financial statements and Federal and State income tax returns on an accrual basis.

     I.   Management Representation
          -------------------------

          The financial statements and notes are representation of the Company's management, which is responsible for their integrity and objectivity. They include all adjustments deemed necessary in order to make the financial statements not misleading. Management represents that these financial statements conform to general accepted accounting principles and have been consistently applied in the preparation of the financial statements.


3.   ADVANCES DUE STOCKHOLDERS
     -------------------------

     During the fiscal year ending July 31, 2001 and for the period ended October 31, 2001, stockholders advanced funds for working capital of $9,800 and $1,250, respectively. The company agreed to pay interest of 8% interest per annum. The advances and accrued interest of $553 were repaid during December, 2001.


4.   NOTES PAYABLE
     -------------

     During the period August-October 2001, an individual advanced the Company $20,000 to be used for working capital. The Company issued a note bearing no interest for the first year and 7% thereafter. The note was repaid during December 2001.

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

                   For The Years Ended July 31, 2002 and 2001


5.   CAPITAL STRUCTURE
     -----------------

     Upon incorporation the Company was authorized to issue 100 shares of common stock. On July 24, 1995 the corporation amended its Articles of Incorporation to authorize the issuance of two classes of stock, common and preferred. The authorized common stock was increased to 1,000,000 shares, and the authorized preferred stock is 100,000 shares. Each type retains no par value.

     On November 8, 1999 the Board of Directors agreed to increase the total number of the Company's authorized common shares to 10,000,000 shares and the authorized preferred shares to 1,000,000 shares. On February 20, 2000 the Articles of Incorporation were amended to reflect these increases.

     On May 14, 2001 the Board of Directors agreed to increase the total number of the Company's authorized common shares to 75,000,000 shares. It also agreed to a ten for one forward stock split of the outstanding shares.


6.   INCOME TAXES
     ------------

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


7.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At July 31, 2002, the fair value of cash, accounts receivable, notes payable and accounts payable approximated carrying values because of the short-term nature of these instruments.

                         THE VERMONT WITCH HAZEL COMPANY

                     NOTES TO FINANCIAL STATEMENTS continued

                   For The Years Ended July 31, 2002 and 2001


8.   COMMITMENTS AND CONTINGENCIES

     Leases:
     ------

     For the period August 1 - December 3, 2001, the Company leased its main office facilities from its major stockholder on a month to month basis of $2,000. The Company leased its warehouse facilities on a month to month basis, at a cost of $500 per month. Prior years rental expense reflect the use of larger facilities. The Company currently maintains an office with its majority stockholder at no cost.

     Rent expense for the years ended July 31, 2002 and 2001 was $15,000 and $16,875, respectively.

     The Company is not presently involved in any litigation.

                                    Part III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

     The following persons are our current executive officers and directors:

            Name          Age                    Position
      -----------------  -----  ------------------------------------------------
      Kevin Halter, Jr.    43   President, Chief Executive Officer, and Director
      Kevin Halter         66   Chief Financial Officer, Secretary and Director
      Pam Halter           47   Director

Kevin Halter, Jr., has served as President, Director and Chief Executive Officer of the Company since December 27, 2001. Mr. Halter is a Director, Secretary and Treasurer of Lucas Education Systems, Inc. since June 19, 2001. He is the President of Securities Transfer Corporation, a stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987. Mr. Halter has served as Vice President and Secretary of Halter Capital Corporation, a privately held investment and consulting firm, since 1987. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. and Digital Communications Technology Corporation since 1994. Since 1998 he has also served as Vice President, Secretary, Treasurer and a director of Millennia Tea Masters, Inc. He is the son Kevin B. Halter.

Kevin B. Halter, has served as Chief Financial Officer Secretary and a Director of the Company since December 27, 2001. Mr. Halter has served as Chairman, President, CEO and Director of the Lucas Education Systems, Inc. since June 19, 2001. Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting firm, since 1987. He has served as Chairman of the Board and President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. He is also the Chairman of the Board and President of Millennia Tea Masters, Inc. a position held since 1998. Mr. Halter is the father of Kevin Halter, Jr.

Pam J. Halter has served as a Director of the Company since December 27, 2001. Mrs. Halter has served as President, Secretary and sole Director of Doblique, Inc. a public company involved in the horse racing business since March 2000.

     Our board of directors is elected annually by our stockholders. Directors receive no cash compensation for their services as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the board of directors.

     We do not currently have an audit committee, a nominating committee or a compensation committee.

Compliance With Section 16(a) of the Exchange Act.

     To our best knowledge and belief, all current officers, directors and principal shareholders have made and will make appropriate ownership reports.

ITEM 10.     EXECUTIVE COMPENSATION.

None of our officers, directors or principal shareholders currently receives any compensation nor are we accruing any compensation for their services. They not received any compensation since their election as officers and directors in December 2001. Until we acquire additional capital, it is not intended that any officer or director will receive compensation from us other than reimbursement for out-of-pocket expenses incurred on our behalf. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more of these programs in the future.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth the beneficial ownership of our common stock as of August 23, 2002, by (i) each person known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.


                                         Beneficial Ownership
                                 --------------------------------------
                                   No. of Shares             %
                                 ------------------  ------------------
Kevin Halter, Jr. (1)                6,028,250            51.01%
Kevin Halter (1)                         0                   0
Pam Halter (1)                           0                   0
All officers and directors as
A group (3 persons)                  6,028,250            51.01%


-----------------------

     (1)  2591 Dallas Parkway, Ste 102, Frisco, Texas 75034.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Changes of Control

     On December 27, 2001 pursuant to a stock purchase agreement dated December 27, 2001, Kevin Halter Jr. purchased 6,027,000 shares of the Company's common stock from Deborah Duffy representing approximately 51% of the Company's issued and outstanding shares of common stock. Simultaneously with the purchase, the current officers and directors of the Registrant resigned and the following three persons were elected to replace them: Kevin. Halter Jr. President and Director, Kevin B. Halter Secretary, Treasurer & Director, Pam Halter, a Director. Deborah Duffy, Rachel Braun and Peter C. Cullen the directors of the Company resigned their respective positions and the following three persons were elected to replace them: Kevin Halter Jr., Kevin B. Halter and Pam Halter



Conflicts of Interest

     Our officers and directors will devote only a portion of their time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of their other business and investment activities. These conflicts may require that we attempt to employ additional personnel.

     Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the our current officers, directors or principal stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving us would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

a. The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.  Document

3.1          Articles of Incorporation (incorporated by reference to Exhibit No.
             3.1  to  Form  10-KSB  filed  with  the   Securities  and  Exchange
             Commission on our behalf on September 13, 2001)

3.2 Bylaws (incorporated by reference to Exhibit No. 3.2 to Form 10-KSB filed with the Securities and Exchange Commission on our behalf on September 13, 2001)

4.2 Specimen Stock Certificate (Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on our behalf on September 13, 2001)

10.1 Stock Purchase Agreement dated December 27, 2001. (Incorporated by reference to Form 8-K dated December 31, 2001, filed with the Securities and Exchange Commission on our behalf).

10.2         Sale of Assets Agreement dated December 3, 2001.

99.1 Certification Pursuant to 18.U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Office of the Corporation.

99.2 Certification Pursuant to 18.U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Office of the Corporation.

     We filed no reports on Form 8-K during the last quarter of our fiscal year ending July 31, 2002.


Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


THE VERMONT WITCH HAZEL COMPANY


By:   /s/ KEVIN HALTER, JR.
     -----------------------------
     Kevin Halter, Jr.
     President, Chief Executive Officer and Director


     /s/  Kevin Halter, Sr.
    -----------------------------
    Kevin Halter, Sr.
    Chief Financial Officer, Secretary and Director


     /s/  Pam Halter
    -----------------------------
    Pam Halter
    Director


Date: August 26, 2002