Form 10KSB/A
period 2002-07-31
SOYO GROUP INC
filed 2003-03-27
CIK 1108955

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A


 Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2002.

                         The Vermont Witch Hazel Company
                         ------------------------------
                            (Exact name of Registrant
                            as specified in charter)

         Vermont                       333-42036                  95-4502724
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



/s/ Gerald R. Perlstein
-----------------------
Los Angeles, California
August 20, 2002


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