Form 10KSB
period 2002-12-31
SOYO GROUP INC
filed 2003-04-15
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549



                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002
                          ------------------------------------------------------
OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                  to
                              ------------------  ------------------

                        Commission file Number   333-42036
                                              ---------------

                                SOYO GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                   95-4502724
----------------------------------------    ------------------------------------
     (State or other Jurisdiction           (I.R.S. Employer Identification No.)
           of Incorporation)


    41484 Christy Street, Fremont CA                        94538
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (510) 226-7696
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
----------------------------------------    ------------------------------------
----------------------------------------    ------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes        No   X
   -------   -------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

         State issuer's revenue for its most recent fiscal year  $49,644,417
                                                                 -----------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,344,476 based on the closing bid price of $.17 per share on April 11, 2003. ----------



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2003 there were 40,000,000 shares outstanding

         Transitional Small Business Disclosure Format (check one):
Yes        No   X
   -------   -------

                                SOYO GROUP, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Description of Business...............................................1

Item 2.  Description of Properties.............................................6

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters of a Vote of Security Holders...................6

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters...................................................7

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8

Item 7.  Financial Statements.................................................16

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................16

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................18

Item 10. Executive Compensation...............................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stock Matters............................................20

Item 12. Certain Relationships and Related Transactions.......................20

Item 13. Exhibits, List and Reports on Form 8-K...............................21

Item 14  Control and Procedures...............................................21

Signatures....................................................................22

Financial Statements.........................................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Company History

         Soyo Group, Inc. formerly, Vermont Witch Hazel Company, a Nevada corporation, (the "Company") was incorporated on August 3, 1994 in the State of Vermont. For seven years, the Company created and marketed skin care and pet care products. The Company manufactured and distributed a line of witch hazel based natural, hypoallergenic soaps, cleansers and other skin aids.

         On December 3, 2001, the Company transferred all its net assets and business to its wholly owned subsidiary, The Vermont Witch Hazel Co., LLC, a California limited liability company which had been formed in October 2001. Also, the Company's board of directors declared a dividend of all of the Company's interest in the LLC to be distributed to the Company's shareholders of record on December 10, 2001. Each shareholder received one member unit in the LLC for each share of common stock held of record by the shareholder.

         On December 27, 2001, pursuant to a stock purchase agreement dated December 27, 2001, Kevin Halter Jr. purchased 6,027,000 shares of the Company's common stock from Deborah Duffy representng approximately 51% of the Company's issued and outstanding shares of common stock. Simultaneously with the purchase, the current officers and directors of the Company resigned and the following three pesons were elected to replace them: Kevin Halter Jr., President and Director, Kevin B. Halter, Secretary, Treasurer & Director and Pam Halter, a Director. Deborah Duffy, Rachel Braun and Peter C. Cullen the directors of the Company resigned their respective positions and the following three persons were elected to replace them: Kevin Halter Jr., Kevin B. Halter and Pam Halter.

         On October 8, 2002, the Company changed its domicile from the State of Vermont to the State of Nevada.

         On October 24, 2002, pursuant to the terms of a Reorganization and Stock Purchase Agreement ("Reorganization Agreement"), dated as of October 15, 2002, the Company acquired (the "Acquisition") all of the equity interest of Soyo, Inc., a Nevada corporation ("Soyo Nevada") which was a wholly owned subsidiary of Soyo Computer, Inc., a Taiwan company ("Soyo Taiwan"). The Acquisition involved several simultaneous transactions which are set forth below.

1. Mr. Ming Tung Chok ("Ming") and Ms. Nancy Chu ("Nancy") purchased 6,026,798 shares of the Company's common stock for $300,000 from Kevin Halter Jr., a controlling shareholder of the Company, thereby making Ming and Nancy the majority shareholders of the Company.

2. The Company issued 1,000,000 shares of Class A Convertible Preferred Stock par value $.001 with a $1.00 per share stated liquidation value to Soyo Taiwan in exchange for all of the outstanding equity interest in Soyo Nevada.

3. The Company issued 28,182,750 shares of common stock par value of $.001 to Ming and Nancy as part of the acquisition.

4. Kevin Halter Jr. resigned from his position as President and Director, Kevin B Halter resigned from his position as Secretary, Treasurer and Director and Pam Halter resigned from her position as Director. Effective October 25, 2002, Nancy, Ming and Bruce Nien Fang Lin began serving their terms as directors of the Company. These newly elected directors then appointed the following persons as officers:

             Name                                        Title
             ----                                        -----

         Ming Tung Chok                       President, Chief Executive Officer
         Nancy Chu                            Chief Financial Officer
         Nancy Chu                            Secretary

         The consideration for the Acquisition was determined through arms length negotiations and a Form 8-K was filed on October 10, 2002 as amended by Form 8-K/A filed on December 20, 2002. On November 15, 2002 the Company changed its name from Vermont Witch Hazel Company, Inc. to Soyo Group, Inc.

         On December 9, 2002 the Board of Directors elected to change the Company's fiscal year end from July 31 to December 31.

         Until October 24, 2002 the Company had only nominal assets and liabilities and no current business operations. As a result of the Acquisition, the Company will continue the business operations of Soyo Nevada which operations are described below.

         Incorporated in Nevada on October 22, 1998, Soyo Nevada is a distributor of computer parts a substantial portion of which are manufactured by Soyo Taiwan. Through Soyo Nevada the Company now offers a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The breadth of the product line includes motherboards for end-user consumers and premium system integrators, flash memory drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions for home and virtual office (SOHO) users.

         Our products are sold through an extensive network of authorized distributors, resellers, system integrators, value-added resellers (VARs), retailers, mail-order catalogs and e-tailers. Customers include individual consumers, small-to-medium businesses and large corporations throughout North America and Latin America.

PRODUCTS

o        Motherboards
         ------------

         The motherboard has been an integral part of most personal computers for more than twenty years. Actually, a carryover from architecture used for years in mainframe computers, a motherboard is the physical arrangement in a computer that contains the computer's basic circuitry and components. It is the data and power infrastructure for the entire computer.

         The original PC motherboard design premiered in 1982 as part of the original IBM PC. In this design, the motherboard itself was a large printed circuit card that contained the Intel 8080 microprocessor, a basic input/output system (BIOS), sockets for the CPU's RAM and a collection of slots that auxiliary cards could plug into. If one wanted to add a floppy disk drive or a parallel port or a joystick, one bought a separate card and plugged it into one of the slots. Apple pioneered this approach in the mass market through its introduction of the Apple II machine. By making it easy to add cards, Apple and IBM allowed users to personalize their computer systems depending on their applications and needs. In addition, they opened the computer to creative opportunities for third-party vendors.

         Due to improvements in circuitry and packaging, motherboards have essentially stayed the same size or shrunk, while their functionality has dramatically increased. Today, the circuitry on a typical motherboard is imprinted or affixed to the surface of a firm planar surface and usually manufactured in a single step. The computer components included in the most common motherboard designs are the microprocessor, coprocessors (optional), memory, BIOS, expansion slot and interconnecting circuitry.

         We market a wide range of designer motherboards to meet the specific needs of our diverse customer base. The motherboards we provide include the Intel Pentium 4, the Intel Tualatin, the Intel Pentium III, the AMD Athlon XP, the AMD Thunderbird, the AMD Duron and the VIA C3. We also distribute the DRAGON(R) single-processor motherboard, which is a multimedia and entertainment product, for the Intel(R) and AMD(R) platforms. The motherboards are marketed and distributed to end-user consumers, governments and enterprise customers at the wholesale and retail level.

o        Flash Memory Drives and Internal Multimedia Reader/Writer
         ---------------------------------------------------------

         Flash memory is a specialized type of memory component used to store user data and program code. It retains such information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is also found in common consumer products, including MP3 music players, handheld voice recorders and digital answering machines, as well as industrial products.

         Unlike many conventional devices that are currently flooding the market, our Cig@r Pro Flash Memory Drive is the first to introduce 1GB mobile storage capacity that allows consumers to store all of their important documents. Along with an innovative design and a convenient USB interface that offers advanced e-mail and security features, this flash memory drive allows consumers to Plug and Play without any driver installation. Because retrieving files via an Internet connection can be a hassle, the Cig@r Pro Flash Memory Drive is now the ideal solution for our corporate and mobile clients who want their files to stay secure with them no matter where they go.

         The BayOne(R) Flash Media Reader/Writer is a unique 6-in-1 breakout box that can be installed in a 3.5" or 5.25" drive bay for easy front panel access, featuring combination reader/writer for 6 flash media standards and two (2) front USB 2.0 ports. The BayOne(R) internal multimedia reader/writer conveniently fits into the front of the PC. With the BayOne(R), our customers can now connect multiple devices to their computers and download digital photos, video, MP3 music or hot sync their handheld devices all at the same time. The multiple memory reader/writer slots also can be used simultaneously, enabling our customers to take full advantage of this compact all-in-one solution. The BayOne(R) was designed to be universally compatible with all systems and external devices, making it easy to install and also very user-friendly.

o        USB Ports
         ---------

         Universal Serial Bus (USB) connectors let users attach everything from mice to printers to the computer quickly and easily. USB gives the user a single, standardized, easy-to-use way to connect up to one hundred twenty-seven
(127) devices to a computer. Each device can consume up to a maximum of six megabits per second (Mbps) of bandwidth, which is fast enough for the vast majority of peripheral devices that most people want to connect to their machines. Just about every peripheral made now comes in a USB version. A computer's operating system supports USB as well, so the installation of the device drivers is also quick and easy.

         We offer a number of USB devices to our customers at wholesale and retail prices. These devices enable our customers to attach other products, such as our flash memory drives, to their computers with relative ease. o Wireless Networking Solutions

         Wireless networking is one of several ways to connect computers in the home. In a wireless network, all of the computers in the home broadcast their information to one another using radio signals. Using radio signals can make networking extremely easy, especially if one has computers all over the house.

         The Aerielink wireless networking products represent a breakthrough for home and SOHO users by offering universal compatibility and upgradeability that enable users to share broadband Internet access, network office peripherals and enjoy multimedia entertainment among multiple desktop computers and other Internet-ready devices. These products also deliver strong performance and security options to home and SOHO users through routers, access points, adapters and switches. For example, the Aerielink Router Kit and Wireless LAN USB Adaptor has a small desktop router that sits between one's local Ethernet network and a remote network (e.g., the Internet or a remote office). In addition to the wireless LAN feature, the Wireless Router contains a WAN port connecting to an external xDSL/Cable modem and a four port 10/100 Mbps Ethernet switch for connection to PCs on the user's network.

         PRODUCTION

         We do not produce the components we distribute. Approximately 80% of our products are supplied by Soyo Taiwan located in Taipei, Taiwan.

         TRANSPORTATION AND DISTRIBUTION

         We are an exclusive distributor for SOYO(R) branded products in the United States and Latin America. We have a network of national and regional distribution centers that distribute our products. The warehouse team members play a key role in the success of our distribution system. Through their efforts, we are able to achieve a high level of efficiency and exceed customer expectations by maintaining a swift and reliable delivery system.

         MARKETING AND SALES

         We have a network of sales offices to service our customers needs, from prompt order processing to after-sales customer care. Our primary markets are North America and Latin America. We also sell products in other markets such as the UK, Europe, Cyprus, Indonesia, New Zealand, Singapore, Taiwan and South Africa, through local preferred vendors.

         Our principal sales strategy targets three main channels: (1) end-user consumers; (2) small business users; and (3) home/small office users or SOHO's. To reach target customers, we employ a hybrid system. We use national distributors, such as A.S.I. and D&H Distributing, along with regional distributors that specialize in promoting our products to resellers, e-tailers, system builders and retailers. To reach end-user consumers and small business users, we partner with major electronic chain retail stores and mail-order catalogs throughout the continental U.S.A., including Best Buy Co., Inc., CompUSA, Fry's Electronics, MicroCenter and TigerDirect (a subsidiary of Systemax, Inc.).

         For the Latin American market, system builders and value-added resellers are the primary targets. To reach these customers we use an extensive network of international, national and regional distributors. There are sales offices in Sao Paolo, Brazil, which offer local technical support and return authorization to better service customers in both Brazil and Argentina.

         CUSTOMERS

         The primary customer base is in North America where the products have long been recognized for premium quality and competitive prices. We also have a solid customer base in Latin America.

         We also have an ancillary base of customers in the UK, Europe, Cyprus, Indonesia, New Zealand, Singapore, Taiwan and South Africa which are serviced through a preferred relationships with independent distributors local to these markets.

         SUPPLIERS

         Approximately 80% of our products come from Soyo Taiwan. We have a Supply Commitment Agreement with Soyo Taiwan which provides that Soyo Taiwan will continue to supply the Company at current levels on an open account basis through 2005. The general credit terms granted by Soyo Taiwan is net 90 days. We believe that our relationship with Soyo Taiwan is good, however, a change in the credit terms extended by Soyo Taiwan could adversely affect our business. The Company also purchases some computer peripheral products from other suppliers.

         REGULATION

         We are subject, to various laws and regulations administered by various state, local and international government bodies relating to the operation of our distribution facilities. We believe that we are in compliance with all governmental laws and regulations related to our products and facilities, and we do not expect to make any material expenditures in 2003 with respect to compliance with any such regulations.

         STRATEGY

         Our strategy is to capitalize on our market position as a leading distributor of computer and networking products by increasing our penetrations of existing markets through acquisitions and expanding into new markets.


         COMPETITION

         The computer hardware industry is highly competitive. We compete against small companies as well as a well-established companies that produce and distribute motherboards, in addition to certain related peripherals. Our primary competitors are Abit, Aopen, Asus, Azza, MSI, Supermicro, Tyan and Intel.

         EMPLOYEES

     As of March 2003, we employed thirty seven (37) people at our headquarters in Fremont, California.

ITEM 2.       DESCRIPTION OF PROPERTIES.

     Our  corporate  headquarter  is located at 41484  Christy  Street,  Fremont
California. The property is under a lease agreement for 5 years with terms and conditions as stipulated below :

                                              Rental       Rental       Monthly
        Facility           Address            Begin        Expire     Rental (US$)    Area (ft2)
        --------           -------            -----        ------     ------------    ----------
Office and warehouse    41484 Christy      October 1,     September     $23,375         27,180
                        Street, Fremont       1998        30,  2003
                        California

         We also maintain a sales office in Brazil, located at Rua Andre Ampere 153 andar 17 sala 171/172, Brooklin Novo, Sao Paulo, SP, Brazil

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending or, to the best of our knowledge, any threatened legal proceedings. None of our directors, officers or affiliates, or owner of record or of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to ours or has a material interest adverse to ours in reference to pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the third and fourth quarters of the fiscal year, the matters submitted to the shareholders for approval were:

         o The merger with Vermont Witch Hazel Company, Inc, a Nevada corporation. The sole purpose of the merger was is to change the domicile to the State of Nevada. The merger was approved by shareholders holding a majority of our issued shares.

         o        The acquisition of the interest in Soyo Nevada pursuant to the
                  Reorganization   Agreement.   The  matter  was   approved   by
                  shareholders holding a majority of our issued shares.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Prices of Common Stock

         Our common stock is traded on the Over the Counter Bulletin Board under the symbol "SOYO." The high and low bid intra-day prices of the common stock were not reported on the OTCBB for the time periods indicated on the table below. Accordingly, we have set forth the high and low bid closing prices of our common stock as reported on the OTCBB from the commencement of trading on October 15, 2001. Further, the sales prices listed below represent prices between dealers without adjustments for retail markups, breakdown or commissions and they may not represent actual transactions.


                                                                 Price Range
                                                                 -----------
                                                              High          Low
                                                              ----          ---
         Fiscal Year Ended December 31, 2002
         First Quarter                                        0.20          0.15
         Second Quarter                                       0.15          0.15
         Third Quarter                                        0.15          0.15
         Fourth Quarter                                       0.59          0.15

         Fiscal Year Ended December 31, 2001
         Fourth Quarter                                       0.25          0.20

(b)      Shareholders

         Our common shares are issued in registered form. Securities Transfer Corporation, Dallas, Texas, is the registrar and transfer agent for our common stock. As of March 15, 2003, there were 40,000,000 shares of our common stock outstanding and we had approximately 86 shareholders of record.

(c)      Dividends

         We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

(d)      Penny Stock

         Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

(e)      Recent Sales of Unregistered Securities

Preferred Stock

         On October 24, 2002, in connection with the acquisition, we issued 1,000,000 shares of Class A Convertible Preferred Stock to Soyo Taiwan. This offering was made pursuant to an exemption provided by Section 4(2) of the Securities Act.

Common Stock

         On October 24, 2002, in connection with the acquisition we issued 28,182,750 shares of common stock to Management of Soyo Nevada. This offering was made pursuant to an exemption provided by Section 4(2) of the Securities Act.

(f)      Equity Compensation Plan Information

         The Company does not have any Equity Compensation Plans. There are no outstanding warrants.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The  following  discussion  should  be read  in  conjunction  with  the
Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company's believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entity by this statement.

Background and Overview:

The Company sells computer components and peripherals primarily to distributors and retailers in North, Central and South America, and Taiwan. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired Soyo, Inc., a Nevada corporation ("Soyo Nevada"), from Soyo Computer, Inc., a Taiwan corporation ("Soyo Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to Soyo Group, Inc. ("Soyo"). The 1,000,000 shares of preferred stock were issued to Soyo Taiwan and the 28,182,750 shares of common stock were issued to Soyo Nevada management. During October 2002, the management of Soyo Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of Soyo Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, Soyo Taiwan and Soyo Nevada management currently own 34,209,548 shares of the 40,000,000 shares of the Company's common stock outstanding at December 31, 2002.

Subsequent to this transaction, Soyo Taiwan maintained an equity interest in Soyo, continues to be the primary supplier of inventory to Soyo, and is owed approximately $25,000,000 at December 31, 2002. In addition, there was no change in the management of Soyo and no new capital invested, and there is a continuing family relationship between the management of Soyo and Soyo Taiwan. As a result, for financial reporting purposes, this transaction was accounted for as a recapitalization of Soyo Nevada, pursuant to which the accounting basis of Soyo Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Soyo Nevada are now the historical financial statements of the Company, and pro forma information has not been presented, as this transaction is not a business combination.

In conjunction with this transaction, Soyo Nevada transferred $12,000,000 of accounts payable to Soyo Taiwan to long-term payable, without interest, due December 31, 2005.

Soyo Taiwan also agreed to continue to provide computer parts and components to Soyo on an open account basis at the quantities required and on a timely basis to enable Soyo to continue to conduct its business operations at budgeted 2003 levels, which is not less than a level consistent with the operations of Soyo Nevada's business in 2001 and 2000. This supply commitment is effective through December 31, 2005.

On December 9, 2002, the Company's Board of Directors elected to change the Company's fiscal year end from July 31 to December 31 to conform to Soyo Nevada's year end.

Ming Tung Chok, the Company's President, Chief Executive Officer and Director and Nancy Chu, the Company's Chief Financial Officer, Secretary and Director, are husband and wife, and are the primary members of Soyo Nevada management referred to above. Andy Chu, the President and major shareholder of Soyo Taiwan, is the brother of Nancy Chu.

Unless the context indicates otherwise, Soyo and its wholly-owned subsidiary, Soyo Nevada, are referred to herein as the "Company".

The Company sells to both distributors and retailers. Sales to distributors were $7,376,500 (14.9%) in 2002, as compared to $13,035,994 (20.7%) in 2001. Sales to retailers were $42,267,917  (85.1%) in 2002, as compared to $50,055,196  (79.3%)
in 2001.

During the year ended December 31, 2002, the Company had two customers that accounted for revenues of $12,499,598 and $5,965,324, equivalent to 25.2% and 12.0% of net revenues, respectively. During the year ended December 31, 2001, the Company had two customers that accounted for revenues of $7,122,235 and $7,319,665, equivalent to 11.3% and 11.6% of net revenues, respectively.

During the year ended December 31, 2002, revenues from North America, Central and South America, Taiwan and Other were $42,033,632 (84.7%), $3,816,747 (7.7%),
$3,140,696 (6.3%) and $653,342 (1.3%), respectively. During the year ended December 31, 2001, revenues from North America, Central and South America, and Other were $54,041,229 (85.7%), $7,886,606 (12.5%), and $1,163,355 (1.8%),
respectively.

Financial Outlook:

During the years ended December 31, 2000 and 2001, the Company generated sales in excess of $62,000,000 in each such year, with gross margins ranging from 5% to 7%. The Company incurred a net loss and a negative cash flow from operations in each such year.

During the nine months ended September 30, 2002, the Company had sales of $39,924,692, a net margin of $1,452,619, and a net loss of $(2,636,079).
However, operations during the three months ended September 30, 2002 indicated a developing negative trend, with a 1% gross margin and an increased net loss. During the three months ended December 31, 2002, the Company experienced extreme pressures on its sales and gross margin as a result of the effect of the West Coast dock strike in September and October 2002. The impact of the initial supply interruption, combined with the abrupt release of large amounts of inventory, caused a short-term price war in November and December 2002. This price war resulted in the Company having to sell inventory at below cost. For the three months ended December 31, 2002, sales were $9,719,725, gross margin was a deficit of $(5,456,591) and net loss was $(8,097,380). The price war abated during January 2003, and the Company's gross margin has returned to more normal levels.

As of December 31, 2002, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity.

Since October 24, 2002, the date that Soyo Nevada became a wholly-owned subsidiary of VWHC, Soyo has implemented various measures designed to improve its operating results, cash flows and financial position, including the following:

- The Company has reviewed its product mix, and has revised its sales plan to focus on higher margin products.

Although the Company had a larger than normal amount of currently saleable inventory at December 31, 2002 (based on the Company's recent sales trends and industry turnover standards), the Company has developed a 2003 sales plan that it believes will allow it to sell such inventory and recover its costs in the normal course of business.

- The Company is attempting to expand the number and credit quality of its customer accounts.

- The Company is attempting to arrange additional supply sources and to reduce its reliance on inventory purchases from Soyo Taiwan.

- The Company is reviewing its management structure and expects to retain additional executives with industry experience.

- The Company is planning to move its office and warehouse operations into a larger, more efficient facility in late 2003.

- The Company has deferred the payment of $12,000,000 of accounts payable to Soyo Taiwan until December 31, 2005.

- The Company will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent such funding is available under reasonable terms and conditions.

There can be no assurances that these measures will result in an improvement in the Company's operations or liquidity. To the extent that the Company's operations or liquidity does not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources. The Company may also have to consider a formal or informal restructuring or reorganization.

As a result of these factors, the Company's independent accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, and do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies:

The Company prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The Company operates in a highly competitive industry subject to aggressive pricing practices, pressures on gross margins, frequent introductions of new products, rapid technological advances, continual improvement in product price/performance characteristics, and changing consumer demand.

As a result of the dynamic nature of the business, it is possible that the Company's estimates with respect to the realizability of inventories and accounts receivable may be materially different from actual amounts. These differences could result in higher than expected allowance for bad debts or inventory reserve costs, which could have a materially adverse effect on the Company's financial position and results of operations.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Vendor Programs:

Funds received from vendors for price protection, product rebates, marketing and training, product returns and promotion programs are generally recorded as adjustments to product costs, revenue or sales and marketing expenses according to the nature of the program. The Company records estimated reductions to revenues for incentive offerings and promotions. Depending on market conditions, the Company may implement actions to increase customer incentive offerings, which may result in an incremental reduction of revenue at the time the incentive is offered.

Accounts Receivable:

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company records estimated reductions to revenue for incentive offerings and promotions. Depending on market conditions, the Company may implement actions to increase customer incentive offerings, which may result in an incremental reduction of revenue at the time the incentive is offered.

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined by using the average cost method. The Company maintains a perpetual inventory system which provides for continuous updating of average costs. The Company evaluates the market value of its inventory components on a regular basis and reduces the computed average cost if it exceeds the component's market value. Inventories consist primarily of computer parts and components purchased from Soyo Taiwan.

Income Taxes:

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results of Operations:

Years Ended December 31, 2002 and 2001 -

Net Revenues. Net revenues decreased by $13,446,773 or 21.3%, to $49,644,417 in 2002, as compared to $63,091,190 in 2001. The decrease in net revenues was primarily attributable to a change in product mix, the West Coast dock strike and a weakening economy.

During the years ended December 31, 2002 and 2001, the Company offered price protection to certain customers under specific programs aggregating $1,054,735 and $316,424, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin (Deficit). Gross margin was $(4,003,972) or (8.1)% in 2002, as compared to $4,376,642 or 6.9% in 2001. Gross margin decreased in 2002 as compared to 2001, both on an absolute and percentage of revenue basis, as a result of reduced sales and the price war during the fourth quarter of 2002, as described at "Financial Outlook" above, as well as an inventory write-down of $2,123,307 in 2002. The Company did not record any inventory write-downs in 2001. The Company expects that gross margins will return to more normal levels in 2003.

Sales and Marketing Expenses. Selling and marketing expenses increased by $540,874 or 68.1%, to $1,335,070 in 2002, as compared to $794,196 in 2001, primarily as a result of increased co-operative marketing programs in North America. Co-operative marketing program expense was $907,505 in 2002, as compared to $445,729 in 2001, an increase of $461,776.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased by $424,560 or 15.6%, to $3,141,338 in 2002, as compared to $2,716,778 in 2001, primarily as a result of an increase in personnel-related expenses.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $2,009,218 in 2002, as compared to $781,791 in 2001, primarily as a result of an increase in the customer default rate, which the Company believes was caused by intense competitive pressures and a weakening economy. As a percentage of revenues, the provision for doubtful accounts was 4.0% in 2002, as compared to 1.2% in 2001.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $13,669 in 2002, as compared to $8,844 in 2001. Amortization of goodwill was $417,106 in 2001.

Impairment of Goodwill. Goodwill relates to the value of a company acquired in 1999, and was being amortized on a straight-line basis over a three year period. At December 31, 2001, goodwill was $1,251,325, less accumulated amortization of $862,018. At December 31, 2002, goodwill was reviewed for impairment and the remaining balance of $389,307 was charged to operations.

Loss from Operations. The loss from operations was $10,892,574 for the year ended December 31, 2002, as compared to a loss from operations of $342,073 for the year ended December 31, 2001.

Interest Expense. Interest expense increased to $47,627 in 2002, as compared to $25,190 in 2001, as a result of the revolving note payable being outstanding for the full year in 2002 as compared to approximately one-half of the year in 2001.

Interest Income. Interest income was $43,469 in 2002, as compared to $37,576 in 2001.

Other Income. Other income was $117,075 in 2002, as compared to $13,846 in 2001.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes was $(46,200) in 2002, as compared to $74,563 in 2001.

Net Loss. The net loss was $10,733,459 for the year ended December 31, 2002, as compared to a net loss of $390,404 for the year ended December 31, 2001.

As of December 31, 2001, the Company had Federal and state net operating loss carryforwards of approximately $11,650,000 and $5,500,000, respectively, available to offset future taxable income. The unused net operating loss carryforwards expire in various amounts through 2022. Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of a portion of the Company's Federal net operating loss carryforwards may be limited as a result of changes in stock ownership during October 2002.

Net deferred tax assets of $3,960,000 at December 31, 2002 resulting from net operating losses, tax credits and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.

Liquidity and Capital Resources - December 31, 2002:

Transactions with Soyo Taiwan. Since the formation of Soyo Nevada in October 1998, it has relied on the financial support from Soyo Taiwan for inventory and capital to provide the resources necessary to conduct operations. Through

October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan. Subsequent to that date, Soyo Taiwan continues to provide inventory to Soyo, and has represented that it will continue to provide inventory to Soyo on an open account basis through December 31, 2005.

In conjunction with October 2002 transaction, Soyo Nevada transferred $12,000,000 of accounts payable to Soyo Taiwan to long-term payable, without interest, due December 31, 2005. Soyo Taiwan also agreed to continue to provide computer parts and components to Soyo on an open account basis at the quantities required and on a timely basis to enable Soyo to continue to conduct its business operations at budgeted 2003 levels, which is not less than a level consistent with the operations of Soyo Nevada's business in 2001 and 2000. This supply commitment is effective through December 31, 2005.

During the years ended December 31, 2002 and 2001, the Company purchased inventory from Soyo Taiwan aggregating $42,219,164 and $41,633,352. At December 31, 2002, the Company had short-term accounts payable to Soyo Taiwan of $12,803,935 and a long-term payable to Soyo Taiwan of $12,000,000.

During the year ended December 31, 2002, the Company received price protection from Soyo Taiwan aggregating $394,071, which reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not record any price protection adjustments from Soyo Taiwan in 2001. The Company does not have any formal price protection agreement with Soyo Taiwan. The Company periodically negotiates price protection adjustments with Soyo Taiwan based on current market conditions.

Operating Activities. The Company generated cash of $489,898 in operating activities during the year ended December 31, 2002, as compared to utilizing cash of $290,678 during the year ended December 31, 2001. This improvement in operating cash flow in 2002 as compared to 2001 was primarily a result of a reduction in cash utilized to support accounts receivable and inventories. At December 31, 2002, the Company's cash and cash equivalents had increased by $454,846, to $623,296, as compared to $168,450 at December 31, 2001.

The Company had working capital of $737,711 at December 31, 2002, as compared to a working capital deficit of $955,755 at December 31, 2001, resulting in current ratios of 1.04:1 and 0.96:1 at December 31, 2002 and 2001, respectively. At December 31, 2002, current liabilities had been reduced by the transfer of $12,000,000 of accounts payable to long-term payable due December 31, 2005, as a result of the October 2002 transaction whereby Soyo Nevada became a wholly-owned subsidiary of VWHC (see "Financial Outlook" above).

Accounts receivable decreased to $7,346,030 at December 31, 2002, as compared to $10,630,907 at December 31, 2001, a decrease of $3,284,877 or 30.9%, primarily as a result of a decrease in revenues in 2002 as compared to 2001, and in particular the decrease in revenues in the fourth quarter of 2002 (see "Financial Outlook" above).

Inventories decreased to $12,358,255 at December 31, 2002, as compared to $14,601,420 at December 31, 2001, a decrease of $2,243,165 or 15.4%, primarily as a result of the Company's efforts to reduce inventories as a percentage of sales. At December 31, 2002, $9,359,190 of the $12,358,255 of inventories were purchased from Soyo Taiwan.

Accounts payable - Soyo Computer, Inc., including $12,000,000 of accounts payable for which payment has been deferred until December 31, 2005, increased to $24,803,935 at December 31, 2002, as compared to $21,191,294 at December 31, 2001, an increase of $3,612,640, as a result of increased purchases during the fourth quarter of 2002 to support budgeted 2003 sales.

Accounts payable - other increased to $4,554,820 at December 31, 2002, as compared to $4,204,343 at December 31, 2001, an increase of $350,477 or 8.3%.

Accrued liabilities increased to $1,508,224 at December 31, 2002, as compared to $57,853 at December 31, 2001, an increase of $1,449,571, as a result of increased vendor support and price protection programs implemented to support sales efforts.

Investing Activities. The Company expended $35,052 and $1,740 in 2002 and 2001, respectively, for the purchase of property and equipment.

Financing Activities. On June 4, 2001, the Company entered into a revolving loan agreement with a financial institution for $1,200,000. This loan agreement was renewed in June 2002. Borrowings under the loan agreement bear interest at 3.75% per annum and are secured by a $1,000,000 certificate of deposit that matures in June 2003. Borrowings under the loan agreement mature on June 4, 2003. Soyo
Taiwan has guaranteed $200,000 of borrowings under the loan agreement. The Company has not determined whether it will attempt to renew or replace this credit facility when it matures in June 2003. The Company does not expect that the renewal or replacement of this credit facility will have a material effect on the Company's liquidity and capital resources.

As of December 31, 2002, the Company did not have any capital expenditure commitments outstanding. However, the Company expects to incur as yet undetermined costs with respect to relocation to a new office and warehouse facility in late 2003 upon the expiration of its current operating lease on September 30, 2003.

New Accounting Pronouncements:

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosures.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No. 44 and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company will be required to adopt SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements without significant impact.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN 46 in 2003. The Company does not anticipate that the adoption of FIN 46 will have any effect on the Company's financial statement presentation or disclosures.


ITEM 7.  FINANCIAL STATEMENTS.

(a)      Financial Statements

The following financial statements are set forth at the end hereof.

         1.       Report of Independent Auditors

         2.       Consolidated Balance Sheet as of December 31, 2002

         3. Consolidated Statements of Operations for the years ended December 31, 2002 and December 31, 2001

         4. Consolidated Statements of Shareholders' Deficiency for the years ended December 31, 2002 and December 31, 2001.

         5. Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001

         6.       Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective February 10, 2003, the Company, dismissed Gerald R. Perlstein, CPA ("Perlstein"), as the Company's independent accountant. Effective February 10, 2003, the Company engaged Grobstein, Horwath & Company LLP, ("GH&C") as the Company's new independent accountants. Perlstein had been retained by the Company as its independent accountant on January 31, 2000. The dismissal of Perlstein and the engagement of GH&C were approved by the Company's Board of Directors.

         Prior to GH&C becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GH&C regarding either the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a) (1)(iv) of Regulation S-B.

         Perlstein audited the Company's financial statements for the fiscal years ended July 31, 2001 and 2002. During his engagement, Perlstein's reports for these periods did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles, however, Perlstein's report for these fiscal years was modified to reflect uncertainty with respect to the Company's ability to continue as a going concern.

         During the fiscal years ended July 31, 2001 and 2002 and the interim period from August 1, 2002 through February 10, 2003, there were no disagreements with Perlstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Perlstein, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during the fiscal years ended July 31, 2001 and 2002 and the interim period from August 1, 2002 through February 10, 2003.

         Effective February 13, 2003, the Company, dismissed Malone & Bailey PLLC ("M & B"), as the independent accountants of its wholly-owned subsdiary, Soyo Nevada, Inc. The dismissal of M & B and the engagement of GH&C were approved by the Company's Board of Directors.

         Prior to GH&C becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GH&C regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

         M & B audited the Company's financial statements for the fiscal years ended December 31, 2000 and 2001. M & B's reports for these periods did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.

         During the fiscal years ended December 31, 2000 and 2001 and the interim period from January 1, 2001 through February 13, 2003, there were no disagreements with M & B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M & B, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of regulation S-B during the fiscal years ended December 31, 2000 and 2001 and the interim period from January 1, 2001 through February 13, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table and text sets forth the names and ages of all our directors and executive officers and the key management personnel as of March 31, 2003. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                    Age      Position Held
----                    ---      -------------

Ming Tung Chok           42      President, Chief Executive Officer and Director
Nancy Chu                46      Chief Financial Officer, Secretary and Director
Bruce Nien Fang Lin      36      Director


         Ming Tung Chok has served as the President, Chief Executive Officer and Director of the Company since the October 25, 2002. Prior to serving in this capacity, Mr. Chok was the Vice President of Engineering of Soyo Nevada for the past 5 years. Mr. Chok received his Bachelor Degree in Electrical Enginnering from the Californa State University, Long Beach. Mr. Chok is married to Ms. Nancy Chu who is a Director, the Chief Financial Officer and the Secretary of the Company.

         Nancy Chu has served as the Chief Financial Officer, the Secretary and Director of the Company since the October 25, 2002. Prior to serving in this capacity, Ms. Chu was the Vice President of Operations of Soyo Nevada for the past 5 years. Ms. Chu holds a Bachelor Degree in Accounting & Statistics from the Sji Jiang College, Taiwan R.O.C. Ms. Chu is married to Mr. Chok who is the President, Chief Executive Officer and a Director of the Company.

         Bruce Nien Fang Lin has served as a Director of the Company since the October 25, 2002. Mr. Lin was the Vice President of Sales and Marketing of Soyo Nevada for the past 4 years. Prior to serving in Soyo Nevada, Mr Lin was the Vice President of Operations of Mach Engineering Inc. Mr. Lin received his Master Degree in Electrical Engineering from the University of Southern California, Los Angeles.

         For the period ended December 31, 2002, certain corporate actions were conducted by unanimous written consent of the Board of Directors, including the Acquisition.

         Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

Family Relationships.

         Ming Tung Chok, President and CEO, and Nancy Chu, CFO and Secretary, are husband and wife. Andy Chu, the President and majority shareholder of Soyo Taiwan is the brother of Nancy Chu.


Involvement in Legal Proceedings.

         To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance

         We do not have any shares registered under Section 12 of the Securities
Act and there the owners of our equity securities are not required to report their beneficial ownership under Section 16(a) of the Exchange Act.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during fiscal years ended 2002 to our Chief Executive Officer and Chief Financial Officrr.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------ ----------------------------------------
                           Annual Compensation                                            Long-Term Compensation
------------------------------------------------------------------------------ ----------------------------------------
                                                                                   Awards      Payouts
--------------------- --------- --------- ---------- ------------ ------------ -------------- -------------------------
                                                        Other                    Securities
                                                        Annual     Restricted    Underlying                  All Other
                                                       Compen-      Stock        Options/        LTIP        Compen-
Name and Principal       Year     Salary     Bonus      sation      Award(s)        SARs        Payouts       sation
Position                           ($)        ($)         ($)         ($)           (#)           ($)           ($)
--------------------- --------- --------- ---------- ----------- ------------ -------------- ----------- --------------
Ming Tung Chok           2002    $138,000      0          0            0             0             0             0
President and CEO
--------------------- --------- --------- ---------- ----------- ------------ -------------- ----------- --------------

Ming Tung Chok           2002    $116,500      0          *            0             0            0              0
President and CEO
--------------------- --------- --------- ---------- ----------- ------------ -------------- ----------- --------------

         We do not maintain, nor have we maintained in the past, any employee benefit plans. No executive officer has been granted any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2003 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2002; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                              Total Number           Percentage
        Name/ Title/Address(1)              of Shares Owned         Ownership(2)
        ----------------------              ---------------         ------------
Ming Tung Chok, President(3), CEO and
Director                                      12,000,000                30%

Nancy Chu, Chief Executive(3) Officer         14,209,548                35%
and Director

Bruce Nien Fang Lin                               -                      -

All officers and directors as a group
                                              26,209,548                65%

Soyo Computer, Inc. (4)                        5,882,352                15%
No. 21 Wu-kung 5 Road
Hsing Chuang City
Taipu Hsien
Taiwan, Roc
--------------------
         (1)Unless otherwise provided the addresses of these holders is 41484 Christy Street, Fremont, California, 94538.

         (2)The percentage ownership is based upon 40,000,000 shares outstanding on December 31, 2002.

         (3)Since Ming Tung Chok and Nancy Chu are husband and wife they are considered beneficial owners of one anothers common stock. Collectively, they own 26,209,548 and are each considered beneficial owners of 26,209,548 shares.

         (4)Andy Chu, through his majority ownership of Soyo Taiwan is the beneficial holder of 1,000,000 shares of Series A Convertible Preferred Stock which has a floating rate conversion ratio which, if the Preferred Stock were converted at the closing bid price of $.17 per share on April 11, 2003, Soyo Taiwan would have received 5,882,352 shares of our common stock to Soyo Taiwan.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ming Tung Chok, the President and Chief Executive Officer of the Company is married to Nancy Chu, the Chief Financial Officer of the Company. Andy Chu, the President and majority shareholder of Soyo Taiwan is the brother of Nancy Chu.

ITEM 13. EXHIBITS AND REPORTS ON 8K.

(a)      Exhibits.

         The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit                              Description
Number

3.1 Articles of Incorporation, Incorporated herein by reference to the Definitive Schedule 14A File No. 333-42036, filed on September 27, 2002.

3.2 Bylaws; Incorporated herein by reference to the Definitive Schedule 14A File No. 333-42036, filed on September 27, 2002.

4.1 Agreement and Plan of Reorganization, Incorporated herein by reference to the Form 8-K, File No. 333-42036, filed October 30, 2002.

10.1     Commitment Supply Agreement dated October 15, 2002*

10.2     Accounts Payable Deferral Agreement dated October 24,2002*

10.3     Exclusive Distribution Agreement dated October 24, 2002*

21.1     Subsidiaries of the Company*

99.1     Sarbanes-Oxley Act Section 906 Certification*

(b)      Reports on Form 8-K

         There was a report filed on Form 8-K on October 30, 2002, as amended by Form 8-K/A filed on December 20, 2002, regarding the change in control of the Registrant.

ITEM 14. CONTROLS AND PROCEDURES.

         Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOYO GROUP, INC.


Dated:  April 14, 2003             By /s/ Ming Tung Chok
                                     -------------------------------------------
                                   Name: Ming Tung Chok
                                   Title:  President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 14, 2003             By  /s/ Ming Tung Chok
                                     -------------------------------------------
                                   Name: Ming Tung Chok
                                   Title: President, Chief Executive Officer and
                                   Director


Dated:  April 14, 2003             By /s/ Nancy Chu
                                     -------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and
                                   Director


Dated:  April 14, 2003             By /s/ Bruce Nien Fang Lin
                                     -------------------------------------------
                                   Name: Bruce Nien Fang Lin
                                   Title: Director

                                 CERTIFICATIONS

         I, Ming Tung Chok, certify that:

1.   I have reviewed this report on Form 10-KSB of Soyo Group, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 14, 2003                              /s/ Ming Tung Chok
                                           -------------------------------------
                                           Ming Tung Chok
                                           President and Chief Executive Officer

         I, Nancy Chu, certify that:

1.   I have reviewed this report on Form 10-KSB of Soyo Group, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 14, 2003                                            /s/ Nancy Chu
                                                         -----------------------
                                                         Nancy Chu
                                                         Chief Financial Officer

                         Soyo Group, Inc. and Subsidiary
                   Index to Consolidated Financial Statements




                                                                            Page
                                                                            ----

Report of Independent Public Accountants
  - Grobstein, Horwath & Company LLP                                        F-2
  - Malone & Bailey, PLLC                                                   F-3

Consolidated Balance Sheet - December 31, 2002                              F-4

Consolidated Statements of Operations -
         Years Ended December 31, 2002 and 2001                             F-5

Consolidated Statements of Shareholders' Deficiency -
         Years Ended December 31, 2002 and 2001                             F-6

Consolidated Statements of Cash Flows -
         Years Ended December 31, 2002 and 2001                        F-7 - F-8

Notes to Consolidated Financial Statements -
         Years Ended December 31, 2002 and 2001                       F-9 - F-22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Soyo Group, Inc. and Subsidiary
Fremont, California

         We have audited the accompanying consolidated balance sheet of Soyo Group, Inc. and Subsidiary (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soyo Group, Inc. and Subsidiary as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses, has limited operating cash flows and working capital resources, and has a shareholders' deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




Grobstein, Horwath & Company LLP

Sherman Oaks, California
April 14, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Soyo Group, Inc.
Fremont, California

         We have audited the accompanying statements of operations, shareholders' deficiency and cash flows of Soyo Group, Inc., a Nevada corporation, the successor to Soyo, Inc., a Nevada corporation (the "Company"), for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Soyo Group, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




Malone & Bailey, PLLC
Houston, Texas
July 1, 2002

                         Soyo Group, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2002

ASSETS

CURRENT
  Cash and cash equivalents                                        $    623,296
  Certificate of deposit, restricted                                  1,000,000
  Accounts receivable, net of allowance
    for doubtful accounts of $620,605                                 6,725,425
  Inventories                                                        12,358,255
  Prepaid expenses                                                       50,714
  Income tax refund receivable                                           47,000
                                                                   ------------
                                                                     20,804,690
                                                                   ------------
OTHER
  Property and equipment, net of
    accumulated depreciation and
    amortization of $31,300                                              60,094
  Deposits                                                               50,000
                                                                   ------------
                                                                        110,094
                                                                   ------------
                                                                   $ 20,914,784
                                                                   ============
LIABILITIES

CURRENT
  Accounts payable -
    Soyo Computer, Inc.                                            $ 12,803,935
    Other                                                             4,554,820
  Accrued liabilities                                                 1,508,224
  Revolving note payable                                              1,200,000
                                                                   ------------
                                                                     20,066,979
                                                                   ------------
NON-CURRENT
  Long-term payable - Soyo Computer, Inc.                            12,000,000
                                                                   ------------
SHAREHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      1,000,000 shares of Class A Convertible
         Preferred Stock, $1.00 per share stated
         liquidation value($1,000,000 aggregate
         liquidation value)                                               1,000
  Common stock, $0.001 par value
    Authorized - 75,000,000 shares
    Issued and outstanding -
      40,000,000 shares                                                  40,000
  Additional paid-in capital                                            459,000
  Accumulated deficit                                               (11,652,195)
                                                                   ------------
                                                                    (11,152,195)
                                                                   ------------
                                                                   $ 20,914,784
                                                                   ============


            See accompanying report of independent public accountants
                 and notes to consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                     Years Ended December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Net revenues                                       $ 49,644,417    $ 63,091,190

Cost of revenues, including
  inventory purchased from
  Soyo Computer, Inc. of
  $42,219,164 and
  $41,633,352 in 2002 and
  2001, respectively                                 53,648,389      58,714,548
                                                   ------------    ------------
Gross margin (deficit)                               (4,003,972)      4,376,642
                                                   ------------    ------------

Costs and expenses:
  Sales and marketing                                 1,335,070         794,196
  General and administrative                          3,141,338       2,716,778
  Provision for doubtful accounts                     2,009,218         781,791
  Depreciation and amortization -
    Property and equipment                               13,669           8,844
    Goodwill                                               --           417,106
  Impairment of goodwill                                389,307            --
                                                   ------------    ------------
    Total costs and expenses                          6,888,602       4,718,715
                                                   ------------    ------------
Loss from operations                                (10,892,574)       (342,073)
                                                   ------------    ------------

Other income (expense):
  Interest income                                        43,469          37,576
  Other income                                          117,073          13,846
  Interest expense                                      (47,627)        (25,190)
                                                   ------------    ------------
Other income, net                                       112,915          26,232
                                                   ------------    ------------
Loss before income taxes                            (10,779,659)       (315,841)

Provision (benefit) for
  income taxes                                          (46,200)         74,563
                                                   ------------    ------------
Net loss                                           $(10,733,459)   $   (390,404)
                                                   ============    ============


Net loss per common share -
  basic and diluted                                $      (0.35)   $      (0.01)
                                                   ============    ============

Weighted average number of
  common shares outstanding -
  basic and diluted                                  30,384,320      28,182,750
                                                   ============    ============


            See accompanying report of independent public accountants
                 and notes to consolidated financial statements.


                         Soyo Group, Inc. and Subsidiary
               Consolidated Statements of Shareholders' Deficiency
                     Years Ended December 31, 2002 and 2001



                                                    Common Stock
                             ------------------------------------------------------------
                                       Soyo, Inc.                  Soyo Group, Inc.                  Preferred Stock
                             ----------------------------    ----------------------------    ----------------------------
                                Shares          Amount          Shares         Par Value        Shares         Par Value
                             ------------    ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2001          500,000    $    500,000            --      $       --              --      $       --

Net loss for the year
  ended December 31, 2001
                             ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001        500,000         500,000            --              --              --              --

Recapitalization in
  October 2002
  -Common stock issued           (500,000)       (500,000)     28,182,750          28,183
  -Preferred stock issued                                                                       1,000,000           1,000

Common stock arising
  from reverse merger                                          11,817,250          11,817

Net loss for the year
  ended December 31, 2002
                             ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002           --      $       --        40,000,000    $     40,000       1,000,000    $      1,000
                             ============    ============    ============    ============    ============    ============



                              Additional
                                Paid-in       Accumulated
                                Capital         Deficit          Total
                             ------------    ------------    ------------

Balance, January 1, 2001     $       --      $   (528,333)   $    (28,333)

Net loss for the year
  ended December 31, 2001                        (390,404)       (390,404)
                             ------------    ------------    ------------
Balance, December 31, 2001           --          (918,737)       (418,737)

Recapitalization in
  October 2002
  -Common stock issued            471,817                            --
  -Preferred stock issued          (1,000)                           --

Common stock arising
  from reverse merger             (11,817)                           --

Net loss for the year
  ended December 31, 2002                     (10,733,459)    (10,733,459)
                             ------------    ------------    ------------
Balance, December 31, 2002   $    459,000    $(11,652,196)   $(11,152,196)
                             ============    ============    ============






            See accompanying report of independent public accountants
                and notes to consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                      Years Ended December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

OPERATING ACTIVITIES
Net loss                                           $(10,733,459)   $   (390,404)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
      Depreciation and
        amortization                                     13,669           8,844
      Amortization of goodwill                             --           417,106
      Provision for doubtful
        accounts                                      2,009,218         781,791
      Impairment of goodwill                            389,307            --
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                         1,243,005      (1,508,671)
          Inventories                                 2,243,166      (9,125,039)
          Prepaid expenses                              (25,453)           (816)
          Note receivable                                  --           734,911
          Income taxes receivable                       (47,000)         63,000
          Deposits                                       59,000         (18,878)
        Increase (decrease) in:
          Accounts payable -
            Soyo Computer, Inc.                       3,612,641       6,217,342
          Accounts payable -
            other                                       350,477       2,457,361
          Accrued liabilities                         1,450,371          (2,269)
          Income taxes payable                          (75,044)         75,044
                                                   ------------    ------------
  Net cash provided by (used in)
    operating activities                                489,898        (290,678)
                                                   ------------    ------------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                                           (35,052)         (1,740)
                                                   ------------    ------------
  Net cash used in
    investing activities                                (35,052)         (1,740)
                                                   ------------    ------------







                                   (continued)

                         Soyo Group, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (continued)


                                                     Years Ended December 31,
                                                   ----------------------------
                                                       2002             2001
                                                   ------------    ------------

FINANCING ACTIVITIES
  Net increase (decrease) in
    revolving note payable                                 --         1,200,000
  Increase in restricted cash                              --        (1,000,000)
                                                   ------------    ------------
  Net cash provided by
    financing activities                                   --           200,000
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                               454,846         (92,418)
  At beginning of year                                  168,450         260,868
                                                   ------------    ------------
  At end of year                                   $    623,296    $    168,450
                                                   ============    ============



SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash paid for interest                             $     44,096    $     25,190
                                                   ============    ============

Cash paid for income taxes                         $       --      $       --
                                                   ============    ============





SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:


Recapitalization in October 2002
  Issuance of common stock                         $     28,183
  Issuance of preferred stock to
  Soyo Computer, Inc.                              $      1,000

Shares of common stock
  arising from reverse merger                      $     11,817

Reclassification of accounts
  payable - Soyo Computer, Inc.
  to long-term
  payable - Soyo Computer, Inc.                    $ 12,000,000



            See accompanying report of independent public accountants
                 and notes to consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001


1.   Organization and Business

     a.   Organization

     Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired Soyo, Inc., a Nevada corporation ("Soyo Nevada"), from Soyo Computer, Inc., a Taiwan corporation ("Soyo Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to Soyo Group, Inc. ("Soyo"). The 1,000,000 shares of preferred stock were issued to Soyo Taiwan and the 28,182,750 shares of common stock were issued to Soyo Nevada management.

     Subsequent to this transaction, Soyo Taiwan maintained an equity interest in Soyo, continues to be the primary supplier of inventory to Soyo, and is owed approximately $25,000,000 at December 31, 2002. In addition, there was no change in the management of Soyo and no new capital invested, and there is a continuing family relationship between the management of Soyo and Soyo Taiwan. As a result, this transaction was accounted for as a recapitalization of Soyo Nevada, pursuant to which the accounting basis of Soyo Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Soyo Nevada are now the historical financial statements of the Company, and pro forma information has not been presented, as this transaction is not a business combination.

     In conjunction with this transaction, Soyo Nevada transferred $12,000,000 of accounts payable to Soyo Taiwan to long-term payable, without interest, due December 31, 2005.

     Soyo Taiwan also agreed to continue to provide computer parts and components to Soyo on an open account basis at the quantities required and on a timely basis to enable Soyo to continue to conduct its business operations at budgeted 2003 levels, which is not less than a level consistent with the operations of Soyo Nevada's business in 2001 and 2000. This supply commitment is effective through December 31, 2005.

     On December 9, 2002, Soyo's Board of Directors elected to change Soyo's fiscal year end from July 31 to December 31 to conform to Soyo Nevada's year end.

     Ming Tung Chok, the Company's President, Chief Executive Officer and Director and Nancy Chu, the Company's Chief Financial Officer, Secretary and Director, are husband and wife, and are the primary members of Soyo Nevada management referred to above. Andy Chu, the President and major shareholder of Soyo Taiwan, is the brother of Nancy Chu.

     Unless  the  context  indicates   otherwise,   Soyo  and  its  wholly-owned
     subsidiary, Soyo Nevada, are referred to herein as the "Company".

     b.   Business and Outlook

     The Company sells computer components and peripherals to distributors and retailers primarily in North, Central and South America and Taiwan. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

     During the years ended December 31, 2000 and 2001, and the period from January 1, 2002 through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan.

     During the years ended December 31, 2000 and 2001, the Company generated sales in excess of $62,000,000 in each such year, with gross margins ranging from 5% to 7%. The Company incurred a net loss and a negative cash flow from operations in each such year.

     During the nine months ended September 30, 2002, the Company had sales of $39,924,692, a net margin of $1,452,619, and a net loss of $(2,636,079).
     However, operations during the three months ended September 30, 2002 indicated a developing negative trend, with a 1% gross margin and an increased net loss. During the three months ended December 31, 2002, the Company experienced extreme pressures on its sales and gross margin as a result of the effect of the West Coast dock strike in September and October 2002. The impact of the initial supply interruption, combined with the abrupt release of large amounts of inventory caused a short-term price war in November and December 2002. This price war resulted in the Company having to sell inventory at below cost. For the three months ended December 31, 2002, sales were $9,719,725, gross margin was a deficit of $(5,456,591) and net loss was $(8,097,380). The price war abated during January 2003, and the Company's gross margin has returned to more normal levels.

     As of December 31, 2002, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity.

     Since October 24, 2002, the date that Soyo Nevada became a wholly-owned subsidiary of VWHC, Soyo has implemented various measures designed to improve its operating results, cash flows and financial position, including the following:

     - The Company has reviewed its product mix, and has revised its sales plan to focus on higher margin products.

     - The Company is attempting to expand the number and credit quality of its customer accounts.

     - The Company is attempting to arrange additional supply sources and to reduce its reliance on inventory purchases from Soyo Taiwan.

     - The Company is reviewing its management structure and expects to retain additional executives with industry experience.

     - The Company is planning to move its office and warehouse operations into a larger, more efficient facility in late 2003.

     - The Company has deferred the payment of $12,000,000 of accounts payable to Soyo Taiwan until December 31, 2005.

     - The Company will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent such funding is available under reasonable terms and conditions.

     There can be no assurances that these measures will result in an improvement in the Company's operations or liquidity. To the extent that the Company's operations or liquidity does not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources. The Company may also have to consider a formal or informal restructuring or reorganization.

     As a result of these factors, the Company's independent accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, and do not include any adjustments that might result from the outcome of this uncertainty.


2.   Basis of Presentation and Summary of Significant Accounting Policies

     a.   Presentation

     The consolidated financial statements include the accounts of Soyo and Soyo Nevada. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     b.   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs and inventories. Actual results could differ from those estimates.

     c.   Cash and Cash Equivalents

          Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States.

     d.   Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by using the average cost method. The Company maintains a perpetual inventory system which provides for continuous updating of average costs. The Company evaluates the market value of its inventory components on a regular basis and will reduce the computed average cost if it exceeds the component's market value. Inventories consist primarily of computer parts and components purchased from Soyo Taiwan.

     e.   Property and Equipment

          Property and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets (three to seven years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

     f.   Impairment or Disposal of Long-Lived Assets

          Effective January 1, 2002, The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. No impairment losses associated with the Company's long-lived assets (excluding goodwill) were recognized during the year ended December 31, 2002.

     g.   Revenue Recognition

          The  Company  recognizes  revenue  when  persuasive   evidence  of  an
     arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

          The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Shipping and handling costs are included in cost of goods sold.

     h.   Vendor Programs

          Funds received from vendors for price protection, product rebates, marketing and training, product returns and promotion programs are generally recorded as adjustments to product costs, revenue or sales and marketing expenses according to the nature of the program.

          The Company records estimated reductions to revenues for incentive offerings and promotions. Depending on market conditions, the Company may implement actions to increase customer incentive offerings, which may result in an incremental reduction of revenue at the time the incentive is offered.

     i.   Warranties

          The Company's suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

          The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may be required to revise its estimated product warranty liability.

     j.   Concentration of Cash and Credit Risk

          The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company's management believes they are not exposed to any significant risk on their cash balances.

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. The Company maintains credit insurance for a portion of this credit risk.

          In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

     k.   Advertising

          Advertising costs are charged to expense as incurred. The Company has not incurred direct advertising costs. However, the Company may participate in cooperative advertising programs with certain of its customers, by paying a stipulated percentage of the sales invoice price. Cooperative advertising costs paid for the years ended December 31, 2002 and 2001 were $907,505 and $445,729, respectively, and are presented under sales and marketing costs in the accompanying consolidated statements of operations.

     l.   Income Taxes

          The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

     m.   Loss Per Common Share

          Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the conversion of preferred stock. These potentially dilutive securities were not included in the calculation of loss per share for year ended December 31, 2002 because the Company incurred a loss during such period and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the years ended December 31, 2002 and 2001. Loss per common share calculations for the year ended December 31, 2001 reflects the retroactive restatement of the shareholders' equity section to reflect the October 2002 recapitalization. As of December 31, 2002, potentially dilutive securities consisted of 1,000,000 shares of convertible preferred stock with a stated liquidation value of $1.00 per share that are convertible into common stock at the fair market value of the underlying common stock.

     n.   Comprehensive Income

          The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have any items of comprehensive income or loss for the years ended December 31, 2002 and 2001.

     o.   Fair Value of Financial Instruments

          The Company believes that the carrying value of the its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2002 approximate their respective fair values due to the short-term nature of those instruments.

     p.   Stock-Based Compensation

          The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation plans, as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148").

          The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose the pro forma effect on net loss and net loss per share had the fair value of the stock options been exercised. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

          In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company will provide prominent footnote disclosure with respect to stock-based employee compensation, and the effect of the method used on reported results. The value of a stock-based award will be determined using the Black-Scholes option pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount will be charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

     q.   Significant Risks and Uncertainties

          The Company operates in a highly competitive industry subject to aggressive pricing practices, pressures on gross margins, frequent introductions of new products, rapid technological advances, continual improvement in product price/performance characteristics, and changing consumer demand.

          As a result of the dynamic nature of the business, it is possible that the Company's estimates with respect to the realizability of inventories and accounts receivable may be materially different from actual amounts. These differences could result in higher than expected allowance for bad debts or inventory reserve costs, which could have a materially adverse effect on the Company's financial position and results of operations.

     r.   Recently Issued Accounting Pronouncements

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosures.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and
     Technical Corrections." This SFAS made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No. 44 and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company will be required to adopt SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure provisions of FIN45 in its December 31, 2002 consolidated financial statements, without significant impact.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN46"). FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN46 in 2003. The Company does not anticipate that the adoption of FIN46 will have any effect on the Company's financial statement presentation or disclosure.

     s.   Reclassifications

          Certain amounts in the fiscal 2001 financial statements have been reclassified to confirm to the fiscal 2002 presentation.

3.   Accounts Receivable

     Changes in the allowance for doubtful accounts for the year ended December 31, 2002 are summarized as follows:

Balance - December 31, 2001                                         $   653,259

Additions                                                             2,009,218

Less:  Accounts charged off                                          (2,041,872)
                                                                    -----------
Balance - December 31, 2002                                         $   620,605
                                                                    ===========

     The Company's management believes the balance of the allowance for doubtful accounts is sufficient to cover any past due accounts whose collection is considered doubtful.


4.   Property and Equipment

     At December 31, 2002, property and equipment consisted of the following:

     Computer and equipment                                            $ 56,378
     Furniture and fixtures                                              16,841
     Leasehold improvements                                               9,500
     Automobile                                                           8,675
                                                                       --------
                                                                         91,394
     Less:  accumulated
       depreciation and
       amortization                                                     (31,300)
                                                                       --------
                                                                       $ 60,094
                                                                       ========

     For  the  years  ended  December  31,  2002  and  2001,   depreciation  and
amortization expense was $13,669 and $8,844, respectively.


5.   Goodwill

     Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition in 1999, accounted for using the purchase method. Goodwill was being amortized on the straight-line basis over a three year period.

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill. No impairment was recorded upon the adoption of this accounting standard. At January 1, 2002, goodwill was $1,251,325, less accumulated amortization of $862,018. At December 31, 2002, goodwill was reviewed for impairment and the remaining balance of $389,307 was charged to operations.

6.   Revolving Note Payable

     On June 4, 2002, the Company entered into a revolving loan agreement with a financial institution for $1,200,000. Borrowings under the loan agreement bear interest at 3.75% per annum and are secured by a $1,000,000 certificate of deposit that matures in June 2003. Borrowings under the loan agreement mature on June 4, 2003. Soyo Taiwan has guaranteed $200,000 of borrowings under the loan agreement.


7.   Commitments and Contingencies

     a.   Operating Lease

          The Company leases its office and warehouse premises under a five-year non-cancelable operating lease that expires on September 30, 2003. The lease provides for monthly payments of base rent and an unallocated portion of building operating costs. The minimum future lease payments during the year ending December 31, 2003 are $210,375.

          Related rent expense for the years ended December 31, 2002 and 2001 was $361,140 and $308,422, respectively.

     b.   Legal Proceedings

          The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


8.   Income Taxes

     Prior to 2002, Soyo Taiwan and Soyo Nevada have not filed consolidated tax returns. For the years ended December 31, 2002 and 2001, the Company incurred net losses and accordingly, had no tax liability. As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $11,650,000 and $5,500,000, respectively, expiring in various years through 2022, which can be used to offset future taxable income, if any. Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of a portion of the Company's federal and state net operating loss carryforwards may be limited as a result of changes in stock ownership during October 2002. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

     Deferred income taxes consisted of the following at December 31, 2002:

     Long-Term
       Deferred tax assets                                         $ 3,960,000
       Less: Valuation allowance                                    (3,960,000)
                                                                   -----------
                                                                   $      --
                                                                   ===========


     The provision (benefit) for federal income taxes consists of the following for the years ended December 31, 2002 and 2001:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

     Current provision                                 $      800    $   74,563
     Recognition of income tax refund
     receivable resulting from net
     operating loss carryback                             (47,000)         --
                                                       ----------    ----------
                                                       $  (46,200)   $   74,563
                                                       ==========    ==========


     The provision (benefit) for income taxes using the statutory federal income tax rate as compared to the Company's effective tax rate is summarized as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

     Provision (benefit) for income
       taxes at federal statutory rate                       (34)%         (34)%
     Depreciation recorded in excess
       of tax depreciation                                  --              24
        Effect of IRS Section 263a                          --              16
     Effect of utilization of net
       operating loss                                       --              20
     Other items, net                                       --              (2)
        Valuation allowance                                   34           --
                                                       ----------    ----------
     Income tax provision (benefit)                         --   %           24%
                                                       ==========   ===========

9.   Significant Concentrations

     a.   Customers

          The Company sells to both distributors and retailers. Sales through such distribution channels are summarized as follows:

                                                        Years Ended December 31,
                                                       -------------------------
                                                           2002          2001
                                                       -----------   -----------
     Revenues
       Distributors                                    $ 7,376,500   $13,035,994
       Retailers                                        42,267,917    50,055,196
                                                       -----------   -----------
                                                       $49,644,417   $63,091,190
                                                       ===========   ===========

          During the years ended December 31, 2002 and 2001, the Company offered price protection to certain customers under specific programs aggregating $1,054,735 and $316,424, respectively, which reduced net revenues and accounts receivable accordingly.

          Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

          During the year ended December 31, 2002, the Company had two customers that accounted for revenues of $12,499,598 and $5,965,324, equivalent to 25.2% and 12.0% of net revenues, respectively.

          During the year ended December 31, 2001, the Company had two customers that accounted for revenues of $7,122,235 and $7,319,665, equivalent to 11.3% and 11.6% of net revenues, respectively.

     b.   Geographic Segments

          Financial information by geographic segments is summarized as follows:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                           2002          2001
                                                       -----------   -----------

      Revenues
        North America                                  $42,033,632   $54,041,229
        Central and South America                        3,816,747     7,886,606
        Taiwan                                           3,140,696          --
        Other locations                                    653,342     1,163,355
                                                       -----------   -----------
                                                       $49,644,417   $63,091,190
                                                       ===========   ===========

     c.   Suppliers

          A substantial majority of the Company's inventories are manufactured by Soyo Taiwan and are purchased from Soyo Taiwan or an affiliate of Soyo Taiwan on an open account basis.

          Through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan (Note 1). Subsequent to that date, Soyo Taiwan continues to provide inventory to Soyo, and has represented that it will continue to provide inventory to Soyo on an open account basis through December 31, 2005.

          The following is a summary of the Company's transactions and balances with Soyo Taiwan as of and for the years ended December 31, 2002 and 2001:

                                                                    December 31,
                                                                       2002
                                                                    -----------

          Accounts payable to Soyo Taiwan                           $12,803,935
          Long-term payable to Soyo Taiwan                           12,000,000


                                                        Years Ended December 31,
                                                       -------------------------
                                                          2002          2001
                                                       -----------   -----------

          Purchases from Soyo Taiwan                   $42,219,164   $41,633,352
          Payments to Soyo Taiwan                       35,946,037    35,416,010



          During  the  years  ended  December  31,  2002 and 2001,  the  Company
     received   price   protection   from  Soyo  Taiwan  of  $394,071   and  $0,
     respectively, which reduced inventory and accounts payable accordingly.


10.  Shareholders' Deficiency

     a.   Common Stock

          As of December 31, 2002, the Company had authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

          Effective October 24, 2002, the Company issued 28,182,750 shares of common stock to Ming Tung Chok and Nancy Chu, members of Soyo Nevada management (Note 1). The shares of common stock were valued at par value, since the transaction was deemed to be a recapitalization of Soyo Nevada. During October 2002, the management of Soyo Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of Soyo Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of common stock. Accordingly, management currently owns 26,209,548 shares of the 40,000,000 shares of common stock outstanding at December 31, 2002.

     b.   Preferred Stock

          As of December 31, 2002, the Company had authorized 10,000,000 shares of preferred stock with a par value $0.001 per share.

          The Board of Directors is vested with the authority to divide the authorized shares of preferred stock into series and to determine the relative rights and preferences at the time of issuance of the series.

          Effective October 24, 2002, the Company issued 1,000,000 shares of Class A convertible preferred stock to Soyo Taiwan (Note 1) with a stated liquidation value of $1.00 per share. The shares of preferred stock were valued at par value, since the transaction was deemed to be a recapitalization of Soyo Nevada. Each share of preferred stock has one vote per share. The preferred stock has no stated dividend rate. The shares of preferred stock are convertible, in whole or in part, into common stock based on the $1.00 stated value, at any time during the three year period subsequent to their issuance, based on the average closing bid price of the common stock for a period of five business days prior to conversion. On October 24, 2005, any unconverted shares of preferred stock automatically convert into shares of common stock on the same conversion terms.

     c.   Stock Options and Warrants

     As of December 31, 2002, the Company did not have any stock options or warrants outstanding, and had not adopted a stock option plan.