Form 10-Q
period 2003-03-31
SOYO GROUP INC
filed 2003-05-15
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the transition period from ________ to _________

                        Commission file number: 333-42036

                                Soyo Group, Inc.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                               95-4502724
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


41484 Christy Avenue, Fremont, California                             94538
-----------------------------------------                           ----------
(Address of principal executive offices)                            (Zip Code)


                                 (510) 226-7696
               --------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

         As of March 31, 2003, the registrant had 40,000,000 shares of common stock issued and outstanding.

         Documents incorporated by reference:  None.

                        SOYO GROUP, INC. AND SUBSIDIARY

                                     INDEX


PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002

            Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2003 and 2002

            Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2003 and 2002

            Notes to Condensed Consolidated Financial Statements
            (Unaudited) - Three Months Ended March 31, 2003 and 2002


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Item 3. Quantitative and Qualitative Disclosures about Market Risk


   Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATION

                         Soyo Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                   March 31,       December 31,
                                                     2003              2002
                                                 ------------      ------------
                                                  (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents                      $    239,402      $    623,296
  Certificate of deposit, restricted                1,000,000         1,000,000
  Accounts receivable, net of
    allowance for doubtful accounts
    of $620,605 at March 31, 2003
    and December 31, 2002                           5,361,680         6,725,425
  Inventories, including $9,854,834
    and $9,359,190 purchased from
    Soyo Computer, Inc. at March 31,
    2003 and December 31, 2002,
    respectively                                   11,665,301        12,358,255
  Prepaid expenses                                     52,535            50,714
  Income tax refund receivable                         47,000            47,000
                                                 ------------      ------------
                                                   18,365,918        20,804,690
                                                 ------------      ------------

OTHER
  Property and equipment, net of
    accumulated depreciation and
    amortization of $35,335 and
    $31,300 at March 31, 2003 and
    December 31, 2002, respectively                    56,059            60,094
  Deposits                                             50,000            50,000
                                                 ------------      ------------
                                                      106,059           110,094
                                                 ------------      ------------
                                                 $ 18,471,977      $ 20,914,784
                                                 ============      ============















                                  (continued)

                         Soyo Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                                   March 31,       December 31,
                                                     2003              2002
                                                 ------------      ------------
                                          (Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
    Soyo Computer, Inc.                          $ 10,874,396      $ 12,803,935
    Other                                           3,377,732         4,554,820
  Accrued liabilities                               1,410,540         1,508,224
  Advances from officer,
    director and major
    shareholder                                       360,000              --
  Revolving note payable                            1,200,000         1,200,000
  Income taxes payable                                 36,000              --
                                                 ------------      ------------
                                                   17,258,668        20,066,979
                                                 ------------      ------------


NON-CURRENT
  Long-term payable - Soyo
    Computer, Inc.                                 12,000,000        12,000,000
                                                 ------------      ------------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($1,000,000 aggregate
      liquidation value)                                1,000             1,000
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    40,000,000 shares                                  40,000            40,000
  Additional paid-in capital                          459,000           459,000
  Accumulated deficit                             (11,286,691)      (11,652,195)
                                                 ------------      ------------
                                                  (10,786,691)      (11,152,195)
                                                 ------------      ------------
                                                 $ 18,471,977      $ 20,914,784
                                                 ============      ============







     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

Net revenues                                     $  9,584,386      $ 15,338,684
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $4,934,401
  and $13,489,480 in 2003 and
  2002, respectively                                8,166,142        15,795,621
                                                 ------------      ------------
Gross margin (deficit)                              1,418,244          (456,937)
                                                 ------------      ------------

Costs and expenses:
  Sales and marketing                                 212,946           415,284
  General and administrative                          790,115           730,778
  Provision for doubtful accounts                        --             700,000
  Depreciation and amortization                         4,035             2,284
                                                 ------------      ------------
    Total costs and expenses                        1,007,096         1,848,346
                                                 ------------      ------------
Income (loss) from operations                         411,148        (2,305,283)
                                                 ------------      ------------
Other income (expense):
  Interest income                                           5                11
  Other income                                           --              13,114
  Interest expense                                     (9,399)          (16,017)
                                                 ------------      ------------
Other expense, net                                     (9,394)           (2,892)
                                                 ------------      ------------
Income (loss) before income taxes                     401,754        (2,308,175)

Provision for income taxes                             36,250              --
                                                 ------------      ------------
Net income (loss)                                $    365,504      $ (2,308,175)
                                                 ============      ============


Net income (loss) per common share -
  Basic                                          $       0.01      $      (0.08)
                                                 ============      ============
  Diluted
                                                 $       0.01      $      (0.08)
                                                 ============      ============

Weighted average number of common
  shares outstanding -
  Basic                                            40,000,000        28,182,750
                                                 ============      ============

  Diluted                                          42,272,727        28,182,750
                                                 ============      ============



     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                     2003              2002
                                                  -----------       -----------

OPERATING ACTIVITIES
  Net income (loss)                               $   365,504       $(2,308,175)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in)
      operating activities:
        Depreciation and
          amortization                                  4,035             2,284
        Provision for doubtful
          accounts                                       --             700,000
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                     1,363,745           877,934
            Inventories                               692,954          (960,035)
            Prepaid expenses                           (1,821)          (67,040)
          Increase (decrease) in:
            Accounts payable -
              Soyo Computer, Inc.                  (1,929,539)        3,320,679
            Accounts payable -
              other                                (1,177,088)         (969,174)
            Accrued liabilities                       (97,684)          101,486
            Income taxes payable                       36,000           (75,044)
                                                  -----------       -----------
  Net cash provided by (used in)
    operating activities                             (743,894)          622,915
                                                  -----------       -----------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                                            --              (7,500)
                                                  -----------       -----------
  Net cash used in investing
    activities                                           --              (7,500)
                                                  -----------       -----------















                                   (continued)

                         Soyo Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                     2003              2002
                                                  -----------       -----------

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                                   $   360,000       $      --
  Net increase (decrease) in
    revolving note payable                               --            (260,000)
                                                  -----------       -----------
  Net cash provided by (used
    in) financing activities                          360,000          (260,000)
                                                  -----------       -----------

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                            (383,894)          355,415
  At beginning of period                              623,296           168,450
                                                  -----------       -----------
  At end of period                                $   239,402       $   523,865
                                                  ===========       ===========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for interest                            $     9,461       $    12,230
                                                  ===========       ===========

Cash paid for income taxes                        $     1,050       $    49,156
                                                  ===========       ===========
























     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2003 and 2002


1.  Organization and Basis of Presentation

Organization - Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired Soyo, Inc., a Nevada corporation ("Soyo Nevada"), from Soyo Computer, Inc., a Taiwan corporation ("Soyo Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to Soyo Group, Inc. ("Soyo"). The 1,000,000 shares of preferred stock were issued to Soyo Taiwan and the 28,182,750 shares of common stock were issued to certain members of Soyo Nevada management.

Subsequent to this transaction, Soyo Taiwan maintained an equity interest in Soyo, continues to be the primary supplier of inventory to Soyo, and was owed $24,803,935 at December 31, 2002. In addition, there was no change in the management of Soyo and no new capital invested, and there is a continuing family relationship between certain members of the management of Soyo and Soyo Taiwan. As a result, this transaction was accounted for as a recapitalization of Soyo Nevada, pursuant to which the accounting basis of Soyo Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Soyo Nevada are now the historical financial statements of the Company.

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

On December 9, 2002, Soyo's Board of Directors elected to change Soyo's fiscal year end from July 31 to December 31 to conform to Soyo Nevada's fiscal year end.

Ming Tung Chok, the Company's President, Chief Executive Officer and Director and Nancy Chu, the Company's Chief Financial Officer, Secretary and Director, are husband and wife. Andy Chu, the President and major shareholder of Soyo Taiwan, is the brother of Nancy Chu.

Unless the context indicates otherwise, Soyo and its wholly-owned subsidiary, Soyo Nevada, are referred to herein as the "Company".

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of Soyo and Soyo Nevada. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 is derived from the Company's audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2003 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Business - The Company sells computer components and peripherals to distributors and retailers primarily in North, Central and South America, and Taiwan. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan during the years ended December 31, 2000 and 2001, and the period from January 1, 2002 through October 24, 2002.

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the conversion of preferred stock. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2002 because the Company incurred a loss during such period and thus their effect would have been anti-dilutive. The loss per common share calculation for the three months ended March 31, 2002 reflects the retroactive restatement of the shareholders' equity section to reflect the October 2002 recapitalization. As of March 31, 2003 and December 31, 2002, potentially dilutive securities consisted of 1,000,000 shares of convertible preferred stock with a stated liquidation value of $1.00 per share that are convertible into common stock at the fair value of the underlying common stock. As of March 31, 2003, 2,272,727 shares of common stock were issuable upon conversion of the convertible preferred stock, based on the average trading price of $0.44 per common share during the three months ended March 31, 2003, which information was utilized to calculate diluted income per share.

Comprehensive Income (Loss) - Since the Company did not have any items of comprehensive income (loss) during the three months ended March 31, 2003 and 2002, a statement of comprehensive income (loss) is not presented.

Significant Risks and Uncertainties - The Company operates in a highly competitive industry subject to aggressive pricing practices, pressures on gross margins, frequent introductions of new products, short product life cycles, rapid technological advances, continual improvement in product price/performance characteristics, and changing consumer demand. As a result of the dynamic nature of the business, it is possible that the Company's estimates with respect to the realizability of inventories and accounts receivable may be materially different from actual amounts. These differences could result in higher than expected allowance for bad debts or inventory reserve costs, which could have a materially adverse effect on the Company's financial position and results of operations.

Pro Forma Financial Disclosure - Since the Company has not adopted a stock option plan, nor has it issued any stock options, no pro forma financial disclosure has been presented.


2.  Advances from Officer, Director and Major Shareholder

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, which are expected to be repaid by June 30, 2003.



3.  Significant Concentrations

a.  Customers

The Company sells to both distributors and retailers. Sales through such distribution channels are summarized as follows:

                                                  Three Months Ended March 31,
                                               ---------------------------------
                                                  2003                  2002
                                               -----------           -----------
Revenues
  Distributors                                 $ 1,870,020           $ 2,673,747
  Retailers                                      7,714,366            12,664,937
                                               -----------           -----------
                                               $ 9,584,386           $15,338,684
                                               ===========           ===========


During the three months ended March 31, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $867,254 and $49,775, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended March 31, 2003, the Company had two customers that accounted for revenues of $2,871,751 and $1,286,767, equivalent to 30.0% and 13.4% of net revenues, respectively. During the three months ended March 31, 2002, the Company had one customer that accounted for revenue of $4,182,334, equivalent to 27% of net revenues.

b.  Geographic Segments

Financial information by geographic segments is summarized as follows:

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                     2003               2002
                                                  -----------        -----------

Revenues
  North America                                   $ 8,437,361        $14,058,770
  Central and South America                         1,147,025          1,047,841
  Taiwan                                                 --              212,500
  Other locations                                        --               19,573
                                                  -----------        -----------
                                                  $ 9,584,386        $15,338,684
                                                  ===========        ===========

c.  Suppliers

A substantial majority of the Company's inventories are manufactured by Soyo Taiwan and are purchased from Soyo Taiwan or an affiliate of Soyo Taiwan on an open account basis.

Through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan (Note 1). Subsequent to that date, Soyo Taiwan has continued to provide inventory to Soyo, and has represented that it will continue to provide inventory to Soyo on an open account basis through December 31, 2005.

The following is a summary of the Company's transactions and balances with Soyo Taiwan as of March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and 2002:


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Purchases from Soyo Taiwan                         $  5,967,371    $ 16,546,633
Payments to Soyo Taiwan                               7,607,000      10,498,147



                                                    March 31,      December 31,
                                                       2003            2002
                                                   ------------    ------------

Accounts payable to Soyo Taiwan                    $  10,874,396     $12,803,935
Long-term payable to Soyo Taiwan                      12,000,000      12,000,000


During the three months ended March 31, 2003, the Company received price protection from Soyo Taiwan aggregating $92,000, which reduced inventory and accounts payable to Soyo Taiwan accordingly. The Company did not receive any price protection from Soyo Taiwan during the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Background and Overview:

The Company sells computer components and peripherals to distributors and retailers in North, Central and South America, and Taiwan. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired Soyo, Inc., a Nevada corporation ("Soyo Nevada"), from Soyo Computer, Inc., a Taiwan corporation ("Soyo Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to Soyo Group, Inc. ("Soyo"). The 1,000,000 shares of preferred stock were issued to Soyo Taiwan and the 28,182,750 shares of common stock were issued to certain members of Soyo Nevada management. During October 2002, certain members of the management of Soyo Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of Soyo Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, Soyo Taiwan and Soyo Nevada management currently own 34,209,548 shares of the 40,000,000 shares of the Company's common stock outstanding at March 31, 2003.

Subsequent to this transaction, Soyo Taiwan maintained an equity interest in Soyo, continues to be the primary supplier of inventory to Soyo, and was owed $24,803,935 at December 31, 2002. In addition, there was no change in the management of Soyo and no new capital invested, and there is a continuing family relationship between certain members of the management of Soyo and Soyo Taiwan. As a result, for financial reporting purposes, this transaction was accounted for as a recapitalization of Soyo Nevada, pursuant to which the accounting basis of Soyo Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Soyo Nevada are now the historical financial statements of the Company.

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

On December 9, 2002, the Company's Board of Directors elected to change the Company's fiscal year end from July 31 to December 31 to conform to Soyo Nevada's fiscal year end.

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

The Company sells to both distributors and retailers. Sales to distributors were $1,870,020 (19.5%) during the three months ended March 31, 2003, as compared to $2,673,747 (17.4%) for the three months ended March 31, 2002. Sales to retailers were $7,714,366 (80.5%) during the three months ended March 31, 2003, as compared to $12,664,937 (82.6%) for the three months ended March 31, 2002.

During the three months ended March 31, 2003, the Company had two customers that accounted for revenues of $2,871,751 and $1,286,767, equivalent to 30.0% and 13.4% of net revenues, respectively. During the three months ended March 31, 2002, the Company had one customer that accounted for revenue of $4,182,334, equivalent to 27% of net revenues.

During the three months ended March 31, 2003, revenues from North America, and Central and South America were $8,437,361 (88.0%) and $1,147,025 (12.0%), respectively. During the three months ended March 31, 2002, revenues from North America, Central and South America, Taiwan and Other were $14,058,770 (91.7%), $1,047,841 (6.8%), $212,500 (1.4%) and $19,573 (0.1%), respectively.


Financial Outlook:

During the years ended December 31, 2000 and 2001, the Company generated sales in excess of $62,000,000 in each such year, with gross margins ranging from 5% to 7%. The Company incurred a net loss and a negative cash flow from operations in each such year.

During the year ended December 31, 2002, the Company had sales of $49,664,417, a negative net margin of $(4,003,972), and a net loss of $(10,733,459). Operations during 2002 indicated a developing negative trend, with a negative gross margin and an increasing net loss. During the three months ended December 31, 2002, the Company experienced extreme pressures on its sales and gross margin as a result of the effect of the West Coast dock strike in September and October 2002. The impact of the initial supply interruption, combined with the abrupt release of large amounts of inventory, caused a short-term price war in November and December 2002. This price war resulted in the Company having to sell inventory at below cost. The price war abated during January 2003, and the Company's gross margin has returned to more normal levels.

As of March 31, 2003 and December 31, 2002, the Company was reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder.

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

As a result of these factors, as of December 31, 2002, the Company's independent accountants expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not purport to represent the realizable or settlement values, and do not include any adjustments that might result from the outcome of this uncertainty.


Critical Accounting Policies:

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's condensed consolidated financial statements.

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


Results of Operations:

Three Months Ended March 31, 2003 and 2002:

Net Revenues. Net revenues decreased by $5,754,298 or 37.5%, to $9,584,386 in 2003, as compared to $15,338,684 in 2002. The decrease in net revenues was a result of a general slow-down in the market and the Company's decision to de-emphasize sales volume and focus on the sale of higher margin products.

During the three months March 31, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $867,254 and $49,775, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin (Deficit). Gross margin (deficit) was $1,418,244 or 14.8% in 2003, as compared to $(456,937) or (3.0)% in 2002. During the three months ended March 31, 2003, the Company recorded inventory write-downs of $30,000, as compared to $1,500,000 for the three months ended March 31, 2002. Gross margin increased in 2003 as compared to 2002 as a result of the change in product mix to higher margin products and substantially reduced inventory write-downs.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $202,338 or 48.7%, to $212,946 in 2003, as compared to $415,284 in 2002, reflecting reduced vendor support programs funded by the Company, since these programs are generally based on a percentage of revenues. The Company has also reduced sales and marketing expenses in response to the general slow-down in the market. Co-operative marketing program expense was $131,382 in 2003, as compared to $312,744 in 2002, a decrease of $181,362 or 58.0%.

General and Administrative Expenses. General and administrative expenses increased by $59,337 or 8.1%, to $790,115 in 2003, as compared to $730,778 in
2002, primarily as a result of increased legal, accounting and consulting costs related to the operation of a public company.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $700,000 for the three months ended March 31, 2002. The Company did not record a provision for doubtful accounts for the three months ended March 31, 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $4,035 in 2003, as compared to $2,284 in 2002.

Income (Loss) from Operations. Income from operations was $411,148 for the three months ended March 31, 2003, as compared to a loss from operations of $2,305,283 for the three months ended March 31, 2002.

Interest Expense. Interest expense decreased to $9,399 in 2003, as compared to $16,017 in 2002, as a result of a reduction in the interest rate on the revolving note payable.

Interest Income. Interest income was $5 in 2003, as compared to $11 in 2002.

Other Income. Other income was $13,114 in 2002. There was no other income in 2003.

Provision for Income Taxes. The provision for income taxes was $36,250 in 2003. There was no provision for income taxes in 2002.

Net Income (Loss). Net income was $365,504 for the three months ended March 31, 2003, as compared to a net loss of $2,308,175 for the three months ended March 31, 2002.

Financial Condition - March 31, 2003:

Liquidity and Capital Resources:

Transactions with Soyo Taiwan. Since the formation of Soyo Nevada in October 1998, the Company has relied on the financial support from Soyo Taiwan for inventory and capital to provide the resources necessary to conduct operations. Through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan. Subsequent to that date, Soyo Taiwan continues to provide inventory to Soyo, and has represented that it will continue to provide inventory to Soyo on an open account basis through December 31, 2005.

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

During the three months ended March 31, 2003 and 2002, the Company purchased inventory from Soyo Taiwan aggregating $5,967,371 and $16,546,633. At March 31, 2003, the Company had short-term accounts payable to Soyo Taiwan of $10,874,396 and a long-term payable to Soyo Taiwan of $12,000,000. At December 31, 2002, the Company had short-term accounts payable to Soyo Taiwan of $12,803,935 and a long-term payable to Soyo Taiwan of $12,000,000.

During the three months ended March 31, 2003, the Company received price protection from Soyo Taiwan aggregating $92,000, which reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not receive any price protection from Soyo Taiwan during the three months ended March 31, 2002. The Company does not have any formal price protection agreement with Soyo Taiwan. The Company periodically negotiates price protection adjustments with Soyo Taiwan based on current market conditions.

Operating Activities. The Company utilized cash of $743,894 in operating activities during the three months ended March 31, 2003, as compared to generating cash of $622,915 during the three months ended March 31, 2002. The decrease in operating cash flow in 2003 as compared to 2002 was primarily a result of an increase in payments to Soyo Taiwan for inventories, offset in part by an improvement in cash flows from accounts receivable.

At March 31, 2003, the Company had cash and cash equivalents of $239,402, as compared to $623,296 at December 31, 2002. The cash balance at March 31, 2003 included a short-term advance of $360,000 from Nancy Chu, the Company's Chief Financial Officer, Secretary and Director, that was received during March 2003.

The Company had working capital of $1,107,250 at March 31, 2003, as compared to $737,711 at December 31, 2002, resulting in current ratios of 1.06:1 and 1.04:1 at March 31, 2003 and December 31, 2002, respectively.

Accounts receivable decreased to $5,982,285 at March 31, 2003, as compared to $7,346,030 at December 31, 2002, a decrease of $1,363,745 or 18.6%, as a result of a combination of reduced sales and increased cash collections during the three months ended March 31, 2003. The Company did not record a provision for doubtful accounts for the three months ended March 31, 2003.

Inventories decreased to $11,665,301 at March 31, 2003, as compared to $12,358,255 at December 31, 2002, a decrease of $692,954 or 5.6%, as a result of reduced inventory purchases during the three months ended March 31, 2003, reflecting decreased sales during such period and the implementation of management's plans in 2003 to increase inventory turnover of higher margin products. At March 31, 2003 and December 31, 2002, $9,854,834 and $9,359,190 of
such inventories had been purchased from Soyo Taiwan.

Accounts payable - Soyo Computer, Inc., excluding $12,000,000 of accounts payable for which payment has been deferred until December 31, 2005, decreased to $10,874,396 at March 31, 2003, as compared to $12,803,935 at December 31,
2002, a decrease of $1,929,539 or 15.1%, as a result of reduced inventory purchases, reflecting reduced sales and attempts to improve inventory turnover.

Accounts payable - other decreased to $3,377,732 at March 31, 2003, as compared to $4,554,820 at December 31, 2002, a decrease of $1,177,088 or 25.8%, as a result of reduced inventory purchases, reflecting reduced sales and attempts to improve inventory turnover.

Accrued liabilities decreased to $1,410,540 at March 31, 2003, as compared to $1,508,224 at December 31, 2002, a decrease of $97,684 or 6.5%.

Income taxes payable were $36,000 at March 31, 2003. The Company did not have any income taxes payable at December 31, 2002.

Investing Activities. The Company expended $7,500 in 2002 for the purchase of property and equipment. The Company did not purchase any property and equipment in 2003.

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

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made a short-term advance to the Company of $360,000 for working capital purposes, which is expected to be repaid by June 30, 2003.

As of March 31, 2003, the Company did not have any capital expenditure commitments outstanding. However, the Company expects to incur as yet undetermined costs with respect to relocation to a new office and warehouse facility in late 2003 upon the expiration of its current operating lease on September 30, 2003.

New Accounting Pronouncements:

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". FASB No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 effective January 1, 2003 did not have any effect on the Company's consolidated financial statement presentation or disclosures.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No. 44 and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of SFAS No. 145 effective January 1, 2002 did not have any effect on the Company's consolidated financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any effect on the Company's consolidated financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN 45 effective January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have any effect on the Company's consolidated financial statement presentation or disclosures.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

As the Company's debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in interest rates. A 10 point basis change in the Company's average debt interest rate would not have a material effect on the Company's consolidated results of operations. However, to the extent that the Company arranges new borrowings in the future, an increase in interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.


ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b)  Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

         (b) Reports on Form 8-K

         Three Months Ended March 31, 2003:

         The Company filed Current Reports on Form 8-K on February 13, 2003 and March 18, 2003 to report that it changed its independent accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 SOYO GROUP, INC.
                                             ------------------------
                                                   (Registrant)




DATE:  May 13, 2003                     By:  /s/ Ming Tung Chok
                                             ------------------------
                                             Ming Tung Chok
                                             President and Chief
                                             Executive Officer







DATE:  May 13, 2003                     By:  /s/ Nancy Chu
                                             ------------------------
                                             Nancy Chu
                                             Chief Financial Officer

                                  CERTIFICATION

         I, Ming Tung Chok, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Soyo Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5.       I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003            By:  /s/ MING TUNG CHOK
                                    -------------------
                                    Ming Tung Chok
                                    President and Chief
                                    Executive Officer

                                  CERTIFICATION

I, Nancy Chu, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Soyo Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5.       I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003            By:  /s/ NANCY CHU
                                    -----------------------
                                    Nancy Chu
                                    Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number            Description of Document
------            -----------------------

99.1              Certification  pursuant to Section  906 of the  Sarbanes-Oxley
                  Act of 2002