Form 10KSB/A
period 2002-12-31
SOYO GROUP INC
filed 2003-07-07
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A


                                 AMENDMENT NO. 1



|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2002


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

                        Commission File Number 333-42036


                                SOYO GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Nevada                                   95-4502724
----------------------------------------    ------------------------------------
       (State or other Jurisdiction                 (I.R.S. Employer
     of Incorporation or Organization)           Identification Number)


41484 Christy Street, Fremont, California                   94538
-----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (510) 226-7696
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None


Securities registered under Section 12(g) of the Exchange Act:  None




         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         The issuer's revenues for the year ended December 31, 2002 were $49,644,417.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 11, 2003 was $2,344,476, based on the closing bid price of $0.17 per share on April 11, 2003.

         As of March 31, 2003, there were 40,000,000 shares of common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                SOYO GROUP, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Description of Business...............................................1

Item 2.  Description of Property...............................................6

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................6

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............7

Item 6.  Management's Discussion and Analysis or Plan of Operation.............8

Item 7.  Financial Statements.................................................16

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................16

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................18

Item 10. Executive Compensation...............................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management.......20

Item 12. Certain Relationships and Related Transactions.......................20

Item 13. Exhibits and Reports on Form 8-K.....................................21

Item 14. Controls and Procedures..............................................21

Signatures....................................................................22

Certifications................................................................23

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

Company History

         Soyo Group, Inc. formerly, Vermont Witch Hazel Company, Inc., a Nevada corporation (the "Company"), was incorporated on August 3, 1994 in the State of Vermont. For seven years, the Company created and marketed skin care and pet care products. The Company manufactured and distributed a line of witch hazel based natural, hypoallergenic soaps, cleansers and other skin aids.

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

         On December 27, 2001, pursuant to a stock purchase agreement dated December 27, 2001, Kevin Halter Jr. purchased 6,027,000 shares of the Company's common stock from Deborah Duffy representing approximately 51% of the Company's issued and outstanding shares of common stock. Simultaneously with the purchase, the current officers and directors of the Company resigned and the following three persons were elected to replace them: Kevin Halter Jr., President and Director, Kevin B. Halter, Secretary, Treasurer & Director and Pam Halter, a Director. Deborah Duffy, Rachel Braun and Peter C. Cullen the directors of the Company resigned their respective positions and the following three persons were elected to replace them: Kevin Halter Jr., Kevin B. Halter and Pam Halter.

         On October 8, 2002, the Company changed its domicile from the State of Vermont to the State of Nevada.

         On October 24, 2002, pursuant to the terms of a Reorganization and Stock Purchase Agreement ("Reorganization Agreement") dated as of October 15, 2002, the Company acquired (the "Acquisition") all of the equity interest of Soyo, Inc., a Nevada corporation ("Soyo Nevada"), which was a wholly owned subsidiary of Soyo Computer, Inc., a Taiwan company ("Soyo Taiwan"). The Acquisition involved several simultaneous transactions which are set forth below.

1. Mr. Ming Tung Chok ("Ming") and Ms. Nancy Chu ("Nancy") purchased 6,026,798 shares of the Company's common stock for $300,000 from Kevin Halter Jr., a controlling shareholder of the Company, thereby making Ming and Nancy the majority shareholders of the Company.

2. The Company issued 1,000,000 shares of Class A Convertible Preferred Stock, par value $0.001, with a $1.00 per share stated liquidation value to Soyo Taiwan in exchange for all of the outstanding equity interest in Soyo Nevada.

3. The Company issued 28,182,750 shares of common stock, par value $0.001, to Ming and Nancy as part of the acquisition.

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

             Name                                        Title
             ----                                        -----

         Ming Tung Chok                       President, Chief Executive Officer
         Nancy Chu                            Chief Financial Officer
         Nancy Chu                            Secretary

         The consideration for the Acquisition was determined through arms length negotiations and a Form 8-K was filed on October 10, 2002, as amended by a Form 8-K/A filed on December 20, 2002. On November 15, 2002, the Company changed its name from Vermont Witch Hazel Company, Inc. to Soyo Group, Inc.

         On December 9, 2002, the Board of Directors elected to change the Company's fiscal year end from July 31 to December 31.

         Until October 24, 2002, the Company had only nominal assets and liabilities and no current business operations. As a result of the Acquisition, the Company will continue the business operations of Soyo Nevada which operations are described below.

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

         Soyo Nevada's products are sold through an extensive network of authorized distributors, resellers, system integrators, value-added resellers
(VARs), retailers, mail-order catalogs and e-tailers. Customers include individual consumers, small-to-medium businesses and large corporations throughout North America and Latin America.

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

         Soyo Nevada markets a wide range of designer motherboards to meet the specific needs of its diverse customer base. The motherboards that Soyo Nevada provides include the Intel Pentium 4, the Intel Tualatin, the Intel Pentium III, the AMD Athlon XP, the AMD Thunderbird, the AMD Duron and the VIA C3. Soyo Nevada also distributes the DRAGON(R) single-processor motherboard, which is a multimedia and entertainment product, for the Intel(R) and AMD(R) platforms. The motherboards are marketed and distributed to end-user consumers, governments and enterprise customers at the wholesale and retail level.

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

         Unlike many conventional devices that are currently flooding the market, Soyo Nevada's Cig@r Pro Flash Memory Drive is the first to introduce 1GB mobile storage capacity that allows consumers to store all of their important documents. Along with an innovative design and a convenient USB interface that offers advanced e-mail and security features, this flash memory drive allows consumers to Plug and Play without any driver installation. Because retrieving files via an Internet connection can be a hassle, the Cig@r Pro Flash Memory Drive is now the ideal solution for Soyo Nevada's corporate and mobile clients who want their files to stay secure with them no matter where they go.

         The BayOne(R) Flash Media Reader/Writer is a unique 6-in-1 breakout box that can be installed in a 3.5" or 5.25" drive bay for easy front panel access, featuring combination reader/writer for 6 flash media standards and two (2) front USB 2.0 ports. The BayOne(R) internal multimedia reader/writer conveniently fits into the front of the PC. With the BayOne(R), Soyo Nevada's customers can now connect multiple devices to their computers and download digital photos, video, MP3 music or hot sync their handheld devices all at the same time. The multiple memory reader/writer slots also can be used simultaneously, enabling Soyo Nevada's customers to take full advantage of this compact all-in-one solution. The BayOne(R) was designed to be universally compatible with all systems and external devices, making it easy to install and also very user-friendly.

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

         Soyo Nevada offers a number of USB devices to its customers at wholesale and retail prices. These devices enable Soyo Nevada's customers to attach other products, such as our flash memory drives, to their computers with relative ease.

o           Wireless Networking Solutions
            -----------------------------

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

         PRODUCTION

         Soyo Nevada does not produce the components that it distributes. Approximately 80% of Soyo Nevada's products are supplied by Soyo Taiwan, which is located in Taipei, Taiwan.

         TRANSPORTATION AND DISTRIBUTION

         Soyo Nevada is an exclusive distributor for SOYO(R) branded products in the United States and Latin America. Soyo Nevada has a network of national and regional distribution centers that distribute its products. The warehouse team members play a key role in the success of the distribution system. Through their efforts, Soyo Nevada is able to achieve a high level of efficiency and exceed customer expectations by maintaining a swift and reliable delivery system.

         MARKETING AND SALES

         Soyo Nevada has a network of sales offices to service its customers needs, from prompt order processing to after-sales customer care. Soyo Nevada's primary markets are North America and Latin America. Soyo Nevada also sell products in other markets such as the UK, Europe, Cyprus, Indonesia, New Zealand, Singapore, Taiwan and South Africa, through local preferred vendors.

         Soyo Nevada's principal sales strategy targets three main channels: (1) end-user consumers; (2) small business users; and (3) home/small office users or SOHO's. To reach target customers, Soyo Nevada employs a hybrid system. Soyo Nevada uses national distributors, such as A.S.I. and D&H Distributing, along with regional distributors that specialize in promoting our products to resellers, e-tailers, system builders and retailers. To reach end-user consumers and small business users, Soyo Nevada partners with major electronic chain retail stores and mail-order catalogs throughout the continental U.S.A., including Best Buy Co., Inc., CompUSA, Fry's Electronics, MicroCenter and TigerDirect (a subsidiary of Systemax, Inc.).

         For the Latin American market, system builders and value-added resellers are the primary targets. To reach these customers, Soyo Nevada uses an extensive network of international, national and regional distributors. There are sales offices in Sao Paolo, Brazil, which offer local technical support and return authorization to better service customers in both Brazil and Argentina.

         CUSTOMERS

         The primary customer base is in North America, where the products have long been recognized for premium quality and competitive prices. Soyo Nevada also has a solid customer base in Latin America.

         Soyo Nevada also has an ancillary base of customers in the UK, Europe, Cyprus, Indonesia, New Zealand, Singapore, Taiwan and South Africa, which are serviced through preferred relationships with independent distributors local to these markets.

         SUPPLIERS

         Approximately 80% of Soyo Nevada's products come from Soyo Taiwan. Soyo Nevada has a supply Commitment Agreement with Soyo Taiwan which provides that Soyo Taiwan will continue to supply Soyo Nevada at current levels on an open account basis through 2005. The general credit terms granted by Soyo Taiwan is net 90 days. The Company believes that its relationship with Soyo Taiwan is good, however, a change in the credit terms extended by Soyo Taiwan could adversely affect the Company's business. The Company also purchases some computer peripheral products from other suppliers.

         REGULATIONS

         Soyo Nevada is subject, to various laws and regulations administered by various state, local and international government bodies relating to the operation of its distribution facilities. Soyo Nevada believes that it is in compliance with all governmental laws and regulations related to its products and facilities, and it does not expect to make any material expenditures in 2003 with respect to compliance with any such regulations.

         STRATEGY

         Soyo Nevada's strategy is to capitalize on its market position as a leading distributor of computer and networking products by increasing its penetrations of existing markets through acquisitions and expanding into new markets.

         COMPETITION

         The computer hardware industry is highly competitive. Soyo Nevada competes against small companies as well as a well-established companies that produce and distribute motherboards, in addition to certain related peripherals. Soyo Nevada's primary competitors are Abit, Aopen, Asus, Azza, MSI, Supermicro, Tyan and Intel.

         EMPLOYEES

         As of March 31, 2003, the Company employed thirty seven (37) people at its headquarters in Fremont, California.

ITEM 2.       DESCRIPTION OF PROPERTY.

         The Company's corporate headquarter is located at 41484 Christy Street, Fremont California. The property is under a lease agreement for 5 years with terms and conditions as stipulated below :

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
                       California


         The Company also maintains a sales office in Brazil, located at Rua Andre Ampere 153 andar 17 sala 171/172, Brooklin Novo, Sao Paulo, SP, Brazil.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending or, to the best of its knowledge, any threatened legal proceedings. None of the Company's directors, officers or affiliates, or owner of record or of more than five percent (5%) of its securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the third and fourth quarters of the fiscal year ended December 31, 2003, the matters submitted to the shareholders for approval were:

         - The merger with Vermont Witch Hazel Company, Inc, a Nevada corporation. The sole purpose of the merger was is to change the domicile to the State of Nevada. The merger was approved by shareholders holding a majority of the Company's issued shares.

         - The acquisition of the interest in Soyo Nevada pursuant to the Reorganization Agreement. The matter was approved by shareholders holding a majority of the Company's issued shares.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Prices of Common Stock

         The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "SOYO." The high and low bid intra-day prices of the common stock were not reported on the OTCBB for the time periods indicated on the table below. Accordingly, the Company has set forth the high and low bid closing prices of our common stock as reported on the OTCBB from the commencement of trading on October 15, 2001. Further, the sales prices listed below represent prices between dealers without adjustments for retail markups, breakdown or commissions and they may not represent actual transactions.


                                                                 Price Range
                                                                 -----------
                                                              High          Low
                                                              ----          ---
         Fiscal Year Ended December 31, 2002:
         First Quarter                                     $  0.20       $  0.15
         Second Quarter                                       0.15          0.15
         Third Quarter                                        0.15          0.15
         Fourth Quarter                                       0.59          0.15

         Fiscal Year Ended December 31, 2001:
         Fourth Quarter                                       0.25          0.20

(b)      Shareholders

         The Company's common shares are issued in registered form. Securities Transfer Corporation, Dallas, Texas, is the registrar and transfer agent for the Company's common stock. As of March 15, 2003, there were 40,000,000 shares of the Company's common stock outstanding and the Company had approximately 86 shareholders of record.

(c)      Dividends

         The Company has never declared or paid any cash dividends on our common stock and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

(d)      Penny Stock

         Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

(e)      Recent Sales of Unregistered Securities

Preferred Stock

         On October 24, 2002, in connection with the Acquisition, the Company issued 1,000,000 shares of Class A Convertible Preferred Stock to Soyo Taiwan. This offering was made pursuant to an exemption provided by Section 4(2) of the Securities Act.

Common Stock

         On October 24, 2002, in connection with the Acquisition, the Company issued 28,182,750 shares of common stock to management of Soyo Nevada. This offering was made pursuant to an exemption provided by Section 4(2) of the Securities Act.

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


During the nine months ended September 30, 2002, the Company had sales of $39,924,692, a net margin of $1,452,619, and a net loss of $(2,636,079).
However, operations during the three months ended September 30, 2002 indicated a developing negative trend, with a 1% gross margin and an increased net loss. During the three months ended December 31, 2002, the Company experienced extreme pressures on its sales and gross margin as a result of the effect of the West Coast dock strike in September and early October 2002. The impact of the initial supply interruption, combined with the abrupt release of large amounts of inventory, caused a short-term price war in November and December 2002. This price war resulted in the Company having to sell inventory at below cost. For the three months ended December 31, 2002, sales were $9,719,725, gross margin was a deficit of $(5,456,591) and net loss was $(8,097,380).

During the three months ended March 31, 2003, as a result of the Company changing its product mix to focus on the sales of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin returned to more normal levels.


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

At December 31, 2002, the Company reviewed the realizability of its inventory, and reduced the carrying amount by $2,123,307, of which $1,700,001 was applicable to the nine months ended September 30, 2002, and $423,306 was applicable to the three months ended December 31, 2002.

On February 14, 2001, Littlefuse, Inc. filed suit against CompUSA Inc. for patent infringement, asserting that it had a patent on a PTC Surface Mount Device manufactured by Polytronics (the "Component") that was included in motherboards manufactured by Soyo Taiwan. The Company purchased these motherboards containing the Component from Soyo Taiwan and sold them to CompUSA Inc. In response to the lawsuit, Soyo Taiwan ceased purchasing the Component from Polytronics and began purchasing the Component from Littlefuse, Inc., as a result of which the litigation between Littlefuse, Inc. and CompUSA Inc. was settled in May 2001. As a result of a provision of the legal settlement that allowed all existing motherboards to be sold, the Company was not required to record any inventory write-downs, returns, credits or other adjustments relating to this matter. Accordingly, the settlement of the litigation did not have a material effect on the Company.


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


At December 31, 2002, the Company reviewed the collectibility of its accounts receivable, particularly in light of the deterioration in its business operations during the three months ended December 31, 2002, and increased the provision for doubtful accounts by $1,939,694, to $2,009,218 for the year ended December 31, 2002, as compared to $69,524 as originally reported for the nine months ended September 30, 2002. With respect to the $2,009,218, the Company determined that $1,225,001 was applicable to the nine months ended September 30, 2002, and $784,217 was applicable to the three months ended December 31, 2002.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table and text sets forth the names and ages of all the Company's directors and executive officers and the key management personnel as of March 31, 2003. The Company's Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Family Relationships.

         Ming Tung Chok, President and CEO, and Nancy Chu, CFO and Secretary, are husband and wife. Andy Chu, the President and majority shareholder of Soyo Taiwan, is the brother of Nancy Chu.

Involvement in Legal Proceedings.

         To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance.

         The Company does not have any shares registered under Section 12 of the Securities Act and therefore the owners of the Company's equity securities are not required to report their beneficial ownership under Section 16(a) of the Exchange Act.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid during fiscal year ended December 31, 2002 to the Company's Chief Executive Officer and Chief Financial Officer.

                                                SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                               Long-Term Compensation
----------------------------------------------------------------- -------------------------------------- -----------
                                                                             Awards            Payouts
--------------------- --------- --------- ---------- ------------ -------------------------- ----------- -----------
                                                        Other                   Securities
                                                       Annual     Restricted    Underlying               All Other
                                                       Compen-      Stock        Options/       LTIP       Compen-
Name and Principal       Year     Salary     Bonus     sation      Award(s)        SARs       Payouts      sation
Position                           ($)        ($)        ($)         ($)           (#)           ($)         ($)
--------------------- --------- --------- ---------- ----------- ------------ -------------- ----------- -----------
Ming Tung Chok           2002    $138,000      0          0            0             0             0          0
President and CEO
--------------------- --------- --------- ---------- ----------- ------------ -------------- ----------- -----------
Nancy Chu                2002    $116,500      0          0            0             0             0          0
Chief Financial
Officer
--------------------- --------- --------- ---------- ----------- ------------ -------------- ----------- -----------



         The Company does maintain, nor has it maintained in the past, any employee benefit plans. No executive officer has been granted any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2003 by (i) those persons or groups known to the Company who beneficially own more than 5% of the Company's common stock;
(ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2002; and,
(iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.


                                             Total Number           Percentage
        Name/Title/Address(1)              of Shares Owned         Ownership(2)
        ---------------------              ---------------         ------------
Ming Tung Chok, President, CEO and
Director (3)                                  12,000,000                30.0%

Nancy Chu, Chief Financial Officer,
and Director (3)                              14,209,548                35.5%


Bruce Nien Fang Lin                               -                       -

All officers and directors as a group         26,209,548                65.5%

Soyo Computer, Inc. (4)                        5,882,353                12.8%
No. 21 Wu-kung 5 Road
Hsing Chuang City
Taipu Hsien
Taiwan, ROC
--------------------
         (1)Unless otherwise provided, the addresses of these holders is 41484 Christy Street, Fremont, California 94538.


         (2)The percentage ownership is based upon 40,000,000 shares outstanding on March 31, 2003.


         (3)Since Ming Tung Chok and Nancy Chu are husband and wife, they are considered beneficial owners of each others common stock. Collectively, they own 26,209,548 shares and are each considered beneficial owners of 26,209,548 shares.

         (4)Andy Chu, through his majority ownership of Soyo Taiwan, is the beneficial holder of 1,000,000 shares of Series A Convertible Preferred Stock, which has a floating rate conversion ratio which, if the Preferred Stock were converted at the closing bid price of $0.17 per share on April 11, 2003, Soyo Taiwan would have received 5,882,353 shares of the Company's common stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ming Tung Chok, the President and Chief Executive Officer of the Company, is married to Nancy Chu, the Chief Financial Officer of the Company. Andy Chu, the President and majority shareholder of Soyo Taiwan, is the brother of Nancy Chu.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

Exhibit                              Description
Number

3.1 Articles of Incorporation, Incorporated herein by reference to the Definitive Schedule 14A File No. 333-42036, filed on September 27, 2002.

3.2 Bylaws, Incorporated herein by reference to the Definitive Schedule 14A File No. 333-42036, filed on September 27, 2002.

4.1 Agreement and Plan of Reorganization, Incorporated herein by reference to the Form 8-K, File No. 333-42036, filed on October 30, 2002.

10.1     Commitment Supply Agreement dated October 15, 2002*

10.2     Accounts Payable Deferral Agreement dated October 24,2002*

10.3     Exclusive Distribution Agreement dated October 24, 2002*

21.1     Subsidiaries of the Company*

99.1     Sarbanes-Oxley Act Section 906 Certification*

*Filed herein


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

                                   SOYO GROUP, INC.


Dated:  June 24, 2003              By /s/ Ming Tung Chok
                                     -------------------------------------------
                                   Name: Ming Tung Chok
                                   Title:  President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June 24, 2003              By  /s/ Ming Tung Chok
                                     -------------------------------------------
                                   Name: Ming Tung Chok
                                   Title: President, Chief Executive Officer and
                                   Director


Dated:  June 24, 2003              By /s/ Nancy Chu
                                     -------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and
                                   Director


Dated:  June 24, 2003              By /s/ Bruce Nien Fang Lin
                                     -------------------------------------------
                                   Name: Bruce Nien Fang Lin
                                   Title: Director

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



June 24, 2003                              /s/ Ming Tung Chok
                                           -------------------------------------
                                           Ming Tung Chok
                                           President and Chief Executive Officer

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



June 24, 2003                                            /s/ Nancy Chu
                                                         -----------------------
                                                         Nancy Chu
                                                         Chief Financial Officer

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




Malone & Bailey, PLLC
Houston, Texas
October 24, 2002

                         Soyo Group, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2002

ASSETS


CURRENT
  Cash and cash equivalents                                        $    623,296
  Certificate of deposit, restricted                                  1,000,000
  Accounts receivable, net of allowance
    for doubtful accounts of $620,605                                 6,725,425
  Inventories, including $9,359,190
    purchased from Soyo Computer, Inc.                               12,358,255
  Prepaid expenses                                                       50,714
  Income tax refund receivable                                           47,000
                                                                   ------------
                                                                     20,804,690
                                                                   ------------
OTHER
  Property and equipment, net of
    accumulated depreciation and
    amortization of $31,300                                              60,094
  Deposits                                                               50,000
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

                         Soyo Group, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                    Years Ended December 31,
                                                -------------------------------
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


                         Soyo Group, Inc. and Subsidiary
               Consolidated Statements of Shareholders' Deficiency
                     Years Ended December 31, 2002 and 2001





                                    Common Stock                 Preferred Stock         Additional
                             ---------------------------   ---------------------------     Paid-in    Accumulated
                                Shares       Par Value        Shares       Par Value       Capital       Deficit         Total
                             ------------   ------------   ------------   ------------  ------------  ------------   ------------
Balance, January 1, 2001       28,182,750   $     28,183      1,000,000   $      1,000  $    470,817  $   (528,333)  $    (28,333)

Net loss for the year
  ended December 31, 2001                                                                                 (390,404)      (390,404)
                             ------------   ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 2001     28,182,750         28,183      1,000,000          1,000       470,817      (918,737)      (418,737)

Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                  11,817,250         11,817                                     (11,817)                        --


Net loss for the year
  ended December 31, 2002                                                                              (10,733,459)   (10,733,459)
                             ------------   ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 2002     40,000,000   $     40,000      1,000,000   $      1,000  $    459,000  $(11,652,196)  $(11,152,196)
                             ============   ============   ============   ============  ============  ============   ============




















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
                                                   ============    ============



SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:


Shares of common stock
  retained by shareholders
  in October 2002 transaction                      $     11,817

Reclassification of accounts
  payable - Soyo Computer, Inc.
  to long-term payable - Soyo
  Computer, Inc.                                   $ 12,000,000




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


     During the nine months ended September 30, 2002, the Company had sales of $39,924,692, a net margin of $1,452,619, and a net loss of $(2,636,079).
     However, operations during the three months ended September 30, 2002 indicated a developing negative trend, with a 1% gross margin and an increased net loss. During the three months ended December 31, 2002, the Company experienced extreme pressures on its sales and gross margin as a result of the effect of the West Coast dock strike in September and early October 2002. The impact of the initial supply interruption, combined with the abrupt release of large amounts of inventory caused a short-term price war in November and December 2002. This price war resulted in the Company having to sell inventory at below cost. For the three months ended December 31, 2002, sales were $9,719,725, gross margin was a deficit of $(5,456,591) and net loss was $(8,097,380).

     At December 31, 2002, the Company reviewed the collectibility of its accounts receivable, particularly in light of the deterioration in its business operations during the three months ended December 31, 2002, and increased the provision for doubtful accounts by $1,939,694, to $2,009,218 for the year ended December 31, 2002, as compared to $69,524 as originally reported for the nine months ended September 30, 2002. With respect to the $2,009,218, the Company determined that $1,225,001 was applicable to the nine months ended September 30, 2002, and $784,217 was applicable to the three months ended December 31, 2002.

     At December 31, 2002, the Company also reviewed the realizability of its inventory, and reduced the carrying amount by $2,123,307, of which $1,700,001 was applicable to the nine months ended September 30, 2002, and $423,306 was applicable to the three months ended December 31, 2002.

     During the three months ended March 31, 2003, as a result of the Company changing its product mix to focus on the sales of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin returned to more normal levels.


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

     s.   Reclassifications

          Certain amounts in the fiscal 2001 financial statements have been reclassified to conform to the fiscal 2002 presentation.

3.   Accounts Receivable

     Changes in the allowance for doubtful accounts for the years ended December 31, 2002 and 2001 are summarized as follows:


                                                      Years Ended December 31,
                                                     --------------------------
                                                           2002         2001
                                                     -----------    -----------


Balance, beginning of year                           $   653,259    $   364,199

Add:  Amounts charged to operations                    2,009,218        472,881

Less:  Amounts charged off                            (2,041,872)      (183,821)
                                                     -----------    -----------
Balance, end of year                                 $   620,605    $   653,259
                                                     ===========    ===========

     During the year ended December 31, 2001, the total amount charged to operations with respect to uncollectible accounts receivable aggregated $781,791, consisting of additions to the allowance for doubtful accounts of $472,881 and accounts receivable charged off directly to operations of $308,910.

     The Company's management believes that the balance of the allowance for doubtful accounts at December 31, 2002 and 2001 is sufficient to cover any past due accounts whose collection is considered doubtful at such dates.



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

          The following is a summary of the Company's transactions and balances with Soyo Taiwan as of and for the years ended December 31, 2002 and 2001:


                                                                    December 31,
                                                                        2002
                                                                    ------------

     Accounts payable to Soyo Taiwan                                $ 12,803,935
     Long-term payable to Soyo Taiwan                                 12,000,000


                                                      Years Ended December 31,
                                                     ---------------------------
                                                        2002          2001
                                                     ------------   ------------

     Purchases from Soyo Taiwan                      $ 42,219,164   $ 41,633,352
     Payments to Soyo Taiwan                           35,946,037     35,416,010


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