Form 10QSB
period 2003-06-30
SOYO GROUP INC
filed 2003-08-19
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended June 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from ________ to _________

                        Commission file number: 333-42036

                                Soyo Group, Inc.
             ------------------------------------------------------
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

     As of June 30, 2003, the registrant had 40,000,000 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002

               Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2003 and 2002

               Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2003 and 2002

               Notes to Condensed  Consolidated Financial Statements (Unaudited)
               - Three Months and Six Months Ended June 30, 2003 and 2002


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk


     Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         Soyo Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------    ------------
                                                     (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents                         $      1,663    $    623,296
  Certificate of deposit, restricted                   1,000,000       1,000,000
  Accounts receivable, net of
    allowance for doubtful accounts
    of $620,605 at June 30, 2003
    and December 31, 2002                              3,879,829       6,725,425
  Inventories, including $6,728,221
    and $9,359,190 purchased from
    Soyo Computer, Inc. at June 30,
    2003 and December 31, 2002,
    respectively                                       7,721,886      12,358,255
  Prepaid expenses                                        28,769          50,714
  Income tax refund receivable                            47,000          47,000
                                                    ------------    ------------
                                                      12,679,147      20,804,690
                                                    ------------    ------------

OTHER
  Property and equipment, net of
    accumulated depreciation and
    amortization of $39,373 and
    $31,300 at June 30, 2003 and
    December 31, 2002, respectively                       52,020          60,094
  Deposits                                                50,000          50,000
                                                    ------------    ------------
                                                         102,020         110,094
                                                    ------------    ------------
                                                    $ 12,781,167    $ 20,914,784
                                                    ============    ============



















                                   (continued)

                         Soyo Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                                  June 30,         December 31,
                                                    2003               2002
                                                ------------       ------------
                                                 (Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
    Soyo Computer, Inc.                         $  6,968,922       $ 12,803,935
    Other                                          1,675,721          4,554,820
  Accrued liabilities                              1,193,191          1,508,224
  Advances from officer,
    director and major
    shareholder                                      360,000               --
  Revolving note payable                           1,003,000          1,200,000
  Income taxes payable                                64,750               --
                                                ------------       ------------
                                                  11,265,584         20,066,979
                                                ------------       ------------


NON-CURRENT
  Long-term payable - Soyo
    Computer, Inc.                                12,000,000         12,000,000
                                                ------------       ------------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
     Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($1,000,000 aggregate
      liquidation value)                               1,000              1,000
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    40,000,000 shares                                 40,000             40,000
  Additional paid-in capital                         459,000            459,000
  Accumulated deficit                            (10,984,417)       (11,652,195)
                                                ------------       ------------
                                                 (10,484,417)       (11,152,195)
                                                ------------       ------------
                                                $ 12,781,167       $ 20,914,784
                                                ============       ============







     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

Net revenues                                     $  6,862,076      $ 10,960,636
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $3,223,324
  and $9,130,256 in 2003 and
  2002, respectively                                5,334,410        10,691,151
                                                 ------------      ------------
Gross margin                                        1,527,666           269,485
                                                 ------------      ------------

Costs and expenses:
  Sales and marketing                                 226,077           226,939
  General and administrative                          981,719           733,563
  Provision for doubtful accounts                        --              70,624
  Depreciation and amortization                         4,039             3,458
                                                 ------------      ------------
    Total costs and expenses                        1,211,835         1,034,584
                                                 ------------      ------------
Income (loss) from operations                         315,831          (765,099)
                                                 ------------      ------------
Other income (expense):
  Interest income                                      25,219            41,789
  Other income                                           --              42,111
  Interest expense                                    (10,026)          (12,991)
                                                 ------------      ------------
Other income, net                                      15,193            70,909
                                                 ------------      ------------
Income (loss) before income taxes                     331,024          (694,190)

Provision (benefit) for income taxes                   28,750           (61,679)
                                                 ------------      ------------
Net income (loss)                                $    302,274      $   (632,511)
                                                 ============      ============


Net income (loss) per common share -
  Basic                                          $       0.01      $      (0.02)
                                                 ============      ============
  Diluted
                                                 $       0.01      $      (0.02)
                                                 ============      ============

Weighted average number of common
  shares outstanding -
  Basic                                            40,000,000        28,182,750
                                                 ============      ============

  Diluted                                          45,555,556        28,182,750
                                                 ============      ============



     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

Net revenues                                     $ 16,446,462      $ 26,299,320
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $8,157,725
  and $22,619,736 in 2003 and
  2002, respectively                               13,500,552        26,486,772
                                                 ------------      ------------
Gross margin (deficit)                              2,945,910          (187,452)
                                                 ------------      ------------

Costs and expenses:
  Sales and marketing                                 439,023           642,223
  General and administrative                        1,771,834         1,464,341
  Provision for doubtful accounts                        --             770,624
  Depreciation and amortization                         8,074             5,742
                                                 ------------      ------------
    Total costs and expenses                        2,218,931         2,882,930
                                                 ------------      ------------
Income (loss) from operations                         726,979        (3,070,382)
                                                 ------------      ------------
Other income (expense):
  Interest income                                      25,224            41,800
  Other income                                           --              55,225
  Interest expense                                    (19,425)          (29,008)
                                                 ------------      ------------
Other income, net                                       5,799            68,017
                                                 ------------      ------------
Income (loss) before income taxes                     732,778        (3,002,365)

Provision (benefit) for income taxes                   65,000           (61,679)
                                                 ------------      ------------
Net income (loss)                                $    667,778      $ (2,940,686)
                                                 ============      ============


Net income (loss) per common share -
  Basic                                          $       0.02      $      (0.10)
                                                 ============      ============
  Diluted
                                                 $       0.01      $      (0.10)
                                                 ============      ============

Weighted average number of common
  shares outstanding -
  Basic                                            40,000,000        28,182,750
                                                 ============      ============

  Diluted                                          45,555,556        28,182,750
                                                 ============      ============



     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                     Six Months Ended June 30,
                                                  -----------------------------
                                                      2003              2002
                                                  -----------       -----------

OPERATING ACTIVITIES
  Net income (loss)                               $   667,778       $(2,940,686)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in)
      operating activities:
        Depreciation and
          amortization                                  8,074             5,742
        Provision for doubtful
          accounts                                       --             770,624
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                     2,845,596         2,189,768
            Inventories                             4,636,369        (1,042,954)
            Prepaid expenses                           21,945           (27,130)
          Increase (decrease) in:
            Accounts payable -
              Soyo Computer, Inc.                  (5,835,013)        3,130,746
            Accounts payable -
              other                                (2,879,099)       (2,018,003)
            Accrued liabilities                      (315,033)           74,240
            Income taxes payable                       64,750           (75,044)
                                                  -----------       -----------
  Net cash provided by (used in)
    operating activities                             (784,633)           67,303
                                                  -----------       -----------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                                            --             (27,758)
                                                  -----------       -----------
  Net cash used in investing
    activities                                           --             (27,758)
                                                  -----------       -----------















                                   (continued)

                         Soyo Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                      2003              2002
                                                    ---------         ---------

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                                     $ 360,000         $    --
  Net decrease in revolving
    note payable                                     (197,000)             --
  Increase in restricted cash                            --             (40,500)
                                                    ---------         ---------
  Net cash provided by (used
    in) financing activities                          163,000           (40,500)
                                                    ---------         ---------

CASH AND CASH EQUIVALENTS
  Net decrease                                       (621,633)             (955)
  At beginning of period                              623,296           168,450
                                                    ---------         ---------
  At end of period                                  $   1,663         $ 167,495
                                                    =========         =========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for interest                              $  13,020         $  29,008
                                                    =========         =========

Cash paid for income taxes                          $   1,050         $  49,156
                                                    =========         =========























     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2003 and 2002


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

In conjunction with this transaction, Soyo Taiwan agreed to extend the payment date to December 31, 2005 for $12,000,000 of accounts payable, without interest. Accordingly, $12,000,000 was reclassified from short-term payable to long-term payable effective October 24, 2002.

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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 is derived from the Company's audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and six months ended June 30, 2003 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

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

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the conversion of preferred stock. These potentially dilutive securities were not included in the calculation of loss per share for the three months and six months ended June 30, 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. The loss per common share calculation for the three months and six months ended June 30, 2002 reflects the retroactive restatement of the shareholders' equity section to reflect the October 2002 recapitalization.

As of June 30, 2003 and December 31, 2002, potentially dilutive securities consisted of 1,000,000 shares of convertible preferred stock with a stated liquidation value of $1.00 per share that are convertible into common stock at the fair value of the underlying common stock. For the three months and six months ended June 30, 2003, 5,555,556 shares of common stock were issuable upon conversion of the convertible preferred stock, based on the trading price of the common stock on June 30, 2003 of $0.18 per share, which information was utilized to calculate diluted income per share.

Comprehensive Income (Loss) - Since the Company did not have any items of comprehensive income (loss) during the three months and six months ended June 30, 2003 and 2002, a statement of comprehensive income (loss) is not presented.

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


2.   Advances from Officer, Director and Major Shareholder

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, which are expected to be repaid in 2003.


3.   Significant Concentrations

a.   Customers

The Company sells to both distributors and retailers. Sales through such distribution channels are summarized as follows:

                       Three Months Ended June 30,     Six Months Ended June 30,
                       ---------------------------    --------------------------
                           2003            2002          2003            2002
                       -----------     -----------    -----------    -----------
Revenues
  Distributors         $ 1,158,007     $ 1,297,021    $ 3,028,027    $ 3,970,768
  Retailers              5,704,069       9,663,615     13,418,435     22,328,552
                       -----------     -----------    -----------    -----------
                       $ 6,862,076     $10,960,636    $16,446,462    $26,299,320
                       ===========     ===========    ===========    ===========


During the three months ended June 30, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $605,746 and $166,065, respectively, which reduced net revenues and accounts receivable accordingly. During the six months ended June 30, 2003, the Company offered price protection to certain customers under specific programs aggregating $1,473,000 and $215,840, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended June 30, 2003, the Company had two customers that accounted for revenues of $1,220,740 and $800,555, equivalent to 17.8% and 11.7% of net revenues, respectively. During the three months ended June 30, 2002, the Company had two customers that accounted for revenues of $1,894,194 and $1,866,956, equivalent to 17.3% and 17.0% of net revenues, respectively.

During the six months ended June 30, 2003, the Company had two customers that accounted for revenues of $4,092,491 and $2,087,322, equivalent to 24.9% and 12.7% of net revenues, respectively. During the six months ended June 30, 2002, the Company had two customers that accounted for revenues of $6,049,290 and $3,254,335, equivalent to 23.0% and 12.4% of net revenues, respectively.

b.   Geographic Segments

Financial information by geographic segments is summarized as follows:

                       Three Months Ended June 30,    Six Months Ended June 30,
                       ---------------------------   ---------------------------
                           2003           2002           2003           2002
                       ------------   ------------   ------------   ------------

Revenues
  North America        $  5,498,302   $  9,441,472   $ 13,935,663   $ 23,500,242
  Central and
    South America         1,107,890      1,219,027      2,254,915      2,266,868
  Taiwan                       --             --             --          212,500
  Other locations           255,884        300,137        255,884        319,710
                       ------------   ------------   ------------   ------------
                       $  6,862,076   $ 10,960,636   $ 16,446,462   $ 26,299,320
                       ============   ============   ============   ============


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

The following is a summary of the Company's transactions and balances with Soyo Taiwan as of June 30, 2003 and December 31, 2002, and for the three months and six months ended June 30, 2003 and 2002:


                      Three Months Ended June 30,     Six Months Ended June 30,
                      ---------------------------    ---------------------------
                          2003            2002           2003            2002
                      -----------     -----------    -----------     -----------

Purchases from
  Soyo Taiwan         $   867,742     $ 5,642,197    $ 6,835,113     $22,188,830
Payments to
  Soyo Taiwan           5,260,000       9,540,962     12,867,000      20,339,109


                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------    ------------

Accounts payable
  to Soyo Taiwan                                    $  6,968,922    $ 12,803,935
Long-term payable
  to Soyo Taiwan                                      12,000,000      12,000,000


During the three months and six months ended June 30, 2003, the Company received price protection from Soyo Taiwan aggregating $343,415 and $435,415, respectively, which reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not receive any price protection from Soyo Taiwan during the three months and six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

In conjunction with this transaction, Soyo Taiwan agreed to extend the payment date to December 31, 2005 for $12,000,000 of accounts payable, without interest. Accordingly, $12,000,000 was reclassified from short-term payable to long-term payable effective October 24, 2002.

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

Sales to distributors were $1,158,007 (16.9%) during the three months ended June 30, 2003, as compared to $1,297,021 (11.8%) for the three months ended June 30, 2002. Sales to distributors were $3,028,027 (18.4%) during the six months ended June 30, 2003, as compared to $3,970,768 (15.1%) for the six months ended June 30, 2002.

Sales to retailers were $5,704,069 (83.1%) during the three months ended June 30, 2003, as compared to $9,663,615 (88.2%) for the three months ended June 30, 2002. Sales to retailers were $13,418,435 (81.6%) during the six months ended June 30, 2003, as compared to $22,328,552 (84.9%) for the six months ended June 30, 2002.

During the three months ended June 30, 2003, the Company had two customers that accounted for revenues of $1,220,740 and $800,555, equivalent to 17.8% and 11.7% of net revenues, respectively. During the three months ended June 30, 2002, the Company had two customers that accounted for revenues of $1,894,194 and $1,866,956, equivalent to 17.3% and 17.0% of net revenues, respectively.

During the six months ended June 30, 2003, the Company had two customers that accounted for revenues of $4,092,491 and $2,087,322, equivalent to 24.9% and 12.7% of net revenues, respectively. During the six months ended June 30, 2002, the Company had two customers that accounted for revenues of $6,049,290 and $3,254,335, equivalent to 23.0% and 12.4% of net revenues, respectively.

During the three months ended June 30, 2003, revenues from North America, Central and South America, and other locations were $5,498,302 (80.1%), $1,107,890 (16.2%) and $255,884 (3.7%), respectively. During the three months ended June 30, 2002, revenues from North America, Central and South America, and Taiwan and other locations were $9,441,472 (86.1%), $1,219,027 (11.1%) and
$300,137 (2.8%), respectively.

During the six months ended June 30, 2003, revenues from North America, Central and South America, and other locations were $13,935,663 (84.7%), $2,254,915 (13.7%) and $255,884 (1.6%), respectively. During the six months ended June 30, 2002, revenues from North America, Central and South America, and Taiwan and other locations were $23,500,242 (89.4%), $2,266,868 (8.6%) and $532,210 (2.0%),
respectively.


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

As of June 30, 2003 and December 31, 2002, the Company was reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder.

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


Results of Operations:

Three Months Ended June 30, 2003 and 2002:

Net Revenues. Net revenues decreased by $4,098,560 or 37.4%, to $6,862,076 in 2003, as compared to $10,960,636 in 2002. The decrease in net revenues was a result of a general slow-down in the market and the Company's decision to de-emphasize sales volume and focus on the sale of higher margin products.

During the three months June 30, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $605,746 and $166,065, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $1,527,666 or 22.3% in 2003, as compared to $269,485 or 2.5% in 2002. During the three months ended June 30, 2002, the Company recorded inventory write-downs of $200,001. The Company did not record any inventory write-downs during the three months ended June 30, 2003. Gross margin increased in 2003 as compared to 2002 as a result of the change in product mix to higher margin products and substantially reduced inventory write-downs.

Sales and Marketing Expenses. Selling and marketing expenses were essentially unchanged, totaling $226,077 in 2003, as compared to $226,939 in 2002. Co-operative marketing program expense was $286,824 in 2003, as compared to $50,308 in 2002, an increase of $236,516 or 470.1%.

General and Administrative Expenses. General and administrative expenses increased by $248,156 or 33.8%, to $981,719 in 2003, as compared to $733,563 in
2002, primarily as a result of increased legal, accounting and consulting costs related to the operation of a public company.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $70,624 for the three months ended June 30, 2002. The Company did not record a provision for doubtful accounts for the three months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $4,035 in 2003, as compared to $3,458 in 2002.

Income (Loss) from Operations. Income from operations was $315,831 for the three months ended June 30, 2003, as compared to a loss from operations of $765,099 for the three months ended June 30, 2002.

Interest Expense. Interest expense decreased to $10,026 in 2003, as compared to $12,991 in 2002, as a result of a reduction in the interest rate on the revolving note payable.

Interest Income. Interest income was $25,219 in 2003, as compared to $41,789 in 2002.

Other Income. Other income was $42,111 in 2002. There was no other income in 2003.

Income (Loss) Before Income Taxes. Income before income taxes was $331,024 for the three months ended June 30, 2003, as compared a loss before income taxes of $694,190 for the three months ended June 30, 2002.

Provision (Benefit) for Income Taxes. The provision for income taxes was $28,750 in 2003, as compared to a benefit from income taxes of $61,679 in 2002.

Net Income (Loss). Net income was $302,274 for the three months ended June 30, 2003, as compared to a net loss of $632,511 for the three months ended June 30, 2002.


Six Months Ended June 30, 2003 and 2002:

Net Revenues. Net revenues decreased by $9,852,858 or 37.5%, to $16,446,462 in 2003, as compared to $26,299,320 in 2002. The decrease in net revenues was a result of a general slow-down in the market and the Company's decision to de-emphasize sales volume and focus on the sale of higher margin products.

During the six months June 30, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $1,473,000 and $215,840, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin (Deficit). Gross margin (deficit) was $2,945,910 or 17.9% in 2003, as compared to $(187,452) or (0.7)% in 2002. During the six months ended June 30, 2003, the Company recorded inventory write-downs of $30,000, as compared to $1,701,000 for the six months ended June 30, 2002. Gross margin increased in 2003 as compared to 2002 as a result of the change in product mix to higher margin products and substantially reduced inventory write-downs.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $203,200 or 31.6%, to $439,023 in 2003, as compared to $642,223 in 2002, reflecting reduced vendor support programs funded by the Company, since these programs are generally based on a percentage of revenues. The Company has also reduced sales and marketing expenses in response to the general slow-down in the market. Co-operative marketing program expense was $418,206 in 2003, as compared to $363,052 in 2002, an increase of $55,154 or 15.2%.

General and Administrative Expenses. General and administrative expenses increased by $307,493 or 21.0%, to $1,771,834 in 2003, as compared to $1,464,341 in 2002, primarily as a result of increased legal, accounting and consulting costs related to the operation of a public company.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $770,624 for the six months ended June 30, 2002. The Company did not record a provision for doubtful accounts for the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $8,074 in 2003, as compared to $5,742 in 2002.

Income (Loss) from Operations. Income from operations was $726,979 for the six months ended June 30, 2003, as compared to a loss from operations of $3,070,382 for the six months ended June 30, 2002.

Interest Expense. Interest expense decreased to $25,224 in 2003, as compared to $41,800 in 2002, as a result of a reduction in the interest rate on the revolving note payable.

Interest Income. Interest income was $19,425 in 2003, as compared to $29,008 in 2002.

Other Income. Other income was $55,225 in 2002. There was no other income in 2003.

Income (Loss) Before Income Taxes. Income before income taxes was $732,778 for the six months ended June 30, 2003, as compared a loss before income taxes of $3,002,365 for the six months ended June 30, 2002.

Provision (Benefit) for Income Taxes. The provision for income taxes was $65,000 in 2003, as compared to a benefit from income taxes of $61,679 in 2002.

Net Income (Loss). Net income was $667,778 for the six months ended June 30, 2003, as compared to a net loss of $2,940,686 for the six months ended June 30, 2002.


Financial Condition - June 30, 2003:

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

During the three months ended June 30, 2003 and 2002, the Company purchased inventory from Soyo Taiwan aggregating $867,742 and $5,642,197, respectively. During the six months ended June 30, 2003 and 2002, the Company purchased inventory from Soyo Taiwan aggregating $6,835,113 and $22,188,830, respectively.

At June 30, 2003, the Company had short-term accounts payable to Soyo Taiwan of $6,968,922 and a long-term payable to Soyo Taiwan of $12,000,000. At December 31, 2002, the Company had short-term accounts payable to Soyo Taiwan of $12,803,935 and a long-term payable to Soyo Taiwan of $12,000,000.

During the three months and six months ended June 30, 2003, the Company received price protection from Soyo Taiwan aggregating $343,415 and $435,415, respectively. The Company did not receive any price protection from Soyo Taiwan during the three months and six months ended June 30, 2002. Such price protection reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company does not have any formal price protection agreement with Soyo Taiwan. The Company periodically negotiates price protection adjustments with Soyo Taiwan based on current market conditions.

Operating Activities. The Company utilized cash of $784,633 in operating activities during the six months ended June 30, 2003, as compared to generating cash of $67,303 during the six months ended June 30, 2002. The decrease in operating cash flow in 2003 as compared to 2002 was primarily a result of an increase in payments to Soyo Taiwan for inventories, offset in part by a decrease in inventories.

At June 30, 2003, the Company had cash and cash equivalents of $1,663, as compared to $623,296 at December 31, 2002. The Company had working capital of $1,413,563 at June 30, 2003, as compared to $737,711 at December 31, 2002, resulting in current ratios of 1.13:1 and 1.04:1 at March 31, 2003 and December 31, 2002, respectively.

Accounts receivable decreased to $4,500,434 at June 30, 2003, as compared to $7,346,030 at December 31, 2002, a decrease of $2,845,596 or 38.7%, as a result of a combination of reduced sales and increased cash collections during the six months ended June 30, 2003. The Company did not record a provision for doubtful accounts for the six months ended June 30, 2003.

Inventories decreased to $7,721,886 at June 30, 2003, as compared to $12,358,255 at December 31, 2002, a decrease of $4,636,369 or 37.5%, as a result of reduced inventory purchases during the six months ended June 30, 2003, reflecting decreased sales during such period and the implementation of management's plans in 2003 to increase inventory turnover of higher margin products. At June 30, 2003 and December 31, 2002, $6,728,221 and $9,359,190 of such inventories had been purchased from Soyo Taiwan.

Accounts payable - Soyo Computer, Inc., excluding $12,000,000 of accounts payable for which payment has been deferred until December 31, 2005, decreased to $6,968,922 at June 30, 2003, as compared to $12,803,935 at December 31, 2002, a decrease of $5,835,013 or 45.6%, as a result of reduced inventory purchases, reflecting reduced sales and attempts to improve inventory turnover.

Accounts payable - other decreased to $1,675,721 at June 30, 2003, as compared to $4,554,820 at December 31, 2002, a decrease of $2,879,099 or 63.2%, as a result of reduced inventory purchases, reflecting reduced sales and attempts to improve inventory turnover.

Accrued liabilities decreased to $1,193,191 at June 30, 2003, as compared to $1,508,224 at December 31, 2002, a decrease of $315,033 or 20.9%.

Income taxes payable were $64,750 at June 30, 2003. The Company did not have any income taxes payable at December 31, 2002.

Investing Activities. The Company expended $27,758 in 2002 for the purchase of property and equipment. The Company did not purchase any property and equipment in 2003.

Financing Activities. The Company has a revolving loan agreement with a financial institution for $1,200,000 expiring in September 2003. Borrowings under the loan agreement bear interest at 3.75% per annum and are secured by a $1,000,000 certificate of deposit. Soyo Taiwan has guaranteed $200,000 of borrowings under the loan agreement. The Company has not determined whether it will attempt to renew or replace this credit facility when it matures in September 2003. The Company does not believe that the renewal or replacement of this credit facility will have a material impact on the Company's liquidity and capital resources.

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made a short-term advance to the Company of $360,000 for working capital purposes, which is expected to be repaid by December 31, 2003.

As of  June  30,  2003,  the  Company  did  not  have  any  capital  expenditure commitments outstanding. However, the Company expects to incur as yet undetermined costs with respect to relocation to a new office and warehouse facility in late 2003 upon the expiration of its current operating lease on September 30, 2003.

Recent Accounting Pronouncements:

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 did not have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, Except Transactions Between or More Mutual Enterprises". The Company does not expect that SFAS No. 147 will have any effect on its financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN No. 45 effective January 1, 2003.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

          Three Months Ended June 30, 2003: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 SOYO GROUP, INC.
                                             -----------------------
                                                  (Registrant)




DATE:  August 18, 2003                  By:  /s/ MING TUNG CHOK
                                             -----------------------
                                             Ming Tung Chok
                                             President and Chief
                                             Executive Officer







DATE:  August 18, 2003                  By:  /s/ NANCY CHU
                                             -----------------------
                                             Nancy Chu
                                             Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number   Description of Document
------   -----------------------

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Ming Tung Chok

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Nancy Chu

32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002