Form 10QSB
period 2003-09-30
SOYO GROUP INC
filed 2003-11-14
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

         For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the transition period from ________ to _________

                        Commission file number: 333-42036

                                Soyo Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                               95-4502724
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


1420 South Vintage Avenue, Ontario, California                     91761
----------------------------------------------                   ----------
(Address of principal executive offices)                         (Zip Code)


                                 (909) 937-0778
               --------------------------------------------------
               Registrant's telephone number, including area code


                 41484 Christy Avenue, Fremont, California 94538
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

         As of September 30, 2003, the registrant had 40,000,000 shares of common stock issued and outstanding.

         Documents incorporated by reference:  None.

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002

         Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Item 3. Quantitative and Qualitative Disclosures about Market Risk


         Item 4. Controls and Procedures


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         Soyo Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                  September 30,    December 31,
                                                       2003            2002
                                                  -------------   -------------
                                                   (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents                       $     326,657   $     623,296
  Certificate of deposit, restricted                       --         1,000,000
  Accounts receivable, net of
    allowance for doubtful accounts
    of $620,605 at September 30, 2003
    and December 31, 2002                             5,566,455       6,725,425
  Inventories, including $3,166,827
    and $9,359,190 purchased from
    Soyo Computer, Inc. at September
    30, 2003 and December 31, 2002,
    respectively                                      3,634,523      12,358,255
  Prepaid expenses                                      100,000          50,714
  Income tax refund receivable                           47,000          47,000
                                                  -------------   -------------
                                                      9,674,635      20,804,690
                                                  -------------   -------------

OTHER
  Property and equipment, net of
    accumulated depreciation and
    amortization of $43,410 and
    $31,300 at September 30, 2003 and
    December 31, 2002, respectively                      50,496          60,094
  Deposits                                               75,035          50,000
                                                  -------------   -------------
                                                        125,531         110,094
                                                  -------------   -------------
                                                  $   9,800,166   $  20,914,784
                                                  =============   =============














                                  (continued)

                         Soyo Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                                September 30,      December 31,
                                                     2003              2002
                                                -------------     -------------
                                                 (Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
    Soyo Computer, Inc.                         $   5,308,826     $  12,803,935
    Other                                           1,600,254         4,554,820
  Accrued liabilities                                 779,401         1,508,224
  Advances from officer,
    director and major
    shareholder                                       240,000              --
  Revolving note payable                                 --           1,200,000
  Income taxes payable                                 90,430              --
                                                -------------     -------------
                                                    8,018,911        20,066,979
                                                -------------     -------------


NON-CURRENT
  Long-term payable - Soyo
    Computer, Inc.                                 12,000,000        12,000,000
                                                -------------     -------------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
    Convertible Preferred Stock,
    $1.00 per share stated
    liquidation value
    ($1,000,000 aggregate
    liquidation value)                                  1,000             1,000
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    40,000,000 shares                                  40,000            40,000
  Additional paid-in capital                          459,000           459,000
  Accumulated deficit                             (10,718,745)      (11,652,195)
                                                -------------     -------------
                                                  (10,218,745)      (11,152,195)
                                                -------------     -------------
                                                $   9,800,166     $  20,914,784
                                                =============     =============







     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2003               2002
                                               -------------      -------------

Net revenues                                   $   6,819,061      $  13,625,372
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $3,416,840
  and $11,516,460 in 2003 and
  2002, respectively                               5,654,659         13,485,301
                                               -------------      -------------
Gross margin                                       1,164,402            140,071
                                               -------------      -------------

Costs and expenses:
  Sales and marketing                                406,064            383,372
  General and administrative                         461,310            789,556
  Provision for doubtful accounts                       --              454,377
  Depreciation and amortization                        4,036              3,891
                                               -------------      -------------
    Total costs and expenses                         871,410          1,631,196
                                               -------------      -------------
Income (loss) from operations                        292,992         (1,491,125)
                                               -------------      -------------
Other income (expense):
  Interest income                                      1,028                404
  Other income                                         4,155               --
  Interest expense                                    (6,823)            (8,863)
                                               -------------      -------------
Other expense, net                                    (1,640)            (8,459)
                                               -------------      -------------
Income (loss) before income taxes                    291,352         (1,499,584)

Provision for income taxes                            25,680               --
                                               -------------      -------------
Net income (loss)                              $     265,672      $  (1,499,584)
                                               =============      =============


Net income (loss) per common share -
  Basic                                        $        0.01      $       (0.05)
                                               =============      =============
  Diluted
                                               $        0.01      $       (0.05)
                                               =============      =============

Weighted average number of common
  shares outstanding -
  Basic                                           40,000,000         28,182,750
                                               =============      =============

  Diluted                                         47,142,857         28,182,750
                                               =============      =============



     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2003              2002
                                                -------------     -------------

Net revenues                                    $  23,265,523     $  39,924,692
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $11,574,565
  and $34,136,196 in 2003 and
  2002, respectively                               19,155,211        39,972,073
                                                -------------     -------------
Gross margin (deficit)                              4,110,312           (47,381)
                                                -------------     -------------

Costs and expenses:
  Sales and marketing                                 845,087         1,025,595
  General and administrative                        2,233,144         2,253,897
  Provision for doubtful accounts                        --           1,225,001
  Depreciation and amortization                        12,110             9,633
                                                -------------     -------------
    Total costs and expenses                        3,090,341         4,514,126
                                                -------------     -------------
Income (loss) from operations                       1,019,971        (4,561,507)
                                                -------------     -------------
Other income (expense):
  Interest income                                      26,252            42,204
  Other income                                          4,155            55,225
  Interest expense                                    (26,248)          (37,871)
                                                -------------     -------------
Other income, net                                       4,159            59,558
                                                -------------     -------------
Income (loss) before income taxes                   1,024,130        (4,501,949)

Provision (benefit) for income taxes                   90,680           (61,679)
                                                -------------     -------------
Net income (loss)                               $     933,450     $  (4,440,270)
                                                =============     =============


Net income (loss) per common share -
  Basic                                         $        0.02     $       (0.16)
                                                =============     =============
  Diluted
                                                $        0.02     $       (0.16)
                                                =============     =============

Weighted average number of common
  shares outstanding -
  Basic                                            40,000,000        28,182,750
                                                =============     =============

  Diluted                                          47,142,857        28,182,750
                                                =============     =============



     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2003               2002
                                                ------------       ------------

OPERATING ACTIVITIES
  Net income (loss)                             $    933,450       $ (4,440,270)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in)
      operating activities:
        Depreciation and
          amortization                                12,110              9,633
        Provision for doubtful
          accounts                                      --            1,225,001
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                    1,158,970            (17,481)
            Inventories                            8,723,732          4,952,799
            Prepaid expenses                         (49,286)           (17,579)
            Deposits                                 (25,035)            41,082
          Increase (decrease) in:
            Accounts payable -
              Soyo Computer, Inc.                 (7,495,109)          (603,364)
            Accounts payable -
              other                               (2,954,566)        (1,183,031)
            Accrued liabilities                     (728,823)           266,393
            Income taxes payable                      90,430            (75,044)
                                                ------------       ------------
  Net cash provided by (used in)
    operating activities                            (334,127)           158,139
                                                ------------       ------------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                                         (2,512)           (35,052)
                                                ------------       ------------
  Net cash used in investing
    activities                                        (2,512)           (35,052)
                                                ------------       ------------














                                   (continued)

                         Soyo Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     2003               2002
                                                 ------------       ------------

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                                  $    360,000       $       --
  Repayment of advances
    from officer, director
    and major shareholder                            (120,000)              --
  Repayment of revolving
    note payable                                   (1,200,000)              --
  Decrease in restricted
    cash                                            1,000,000               --
                                                 ------------       ------------
  Net cash provided by
    financing activities                               40,000               --
                                                 ------------       ------------

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                            (296,639)           123,087
  At beginning of period                              623,296            168,450
                                                 ------------       ------------
  At end of period                               $    326,657       $    291,537
                                                 ============       ============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for interest                           $     26,248       $     37,871
                                                 ============       ============

Cash paid for income taxes                       $      1,050       $     49,156
                                                 ============       ============



















     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2003 and 2002


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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 is derived from the Company's audited consolidated financial statements.

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

The results of operations for the three months and nine months ended September 30, 2003 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Business - The Company sells computer components and peripherals to distributors and retailers primarily in North, Central and South America, as well as certain other locations. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan during the years ended December 31, 2000 and 2001, and the period from January 1, 2002 through October 24, 2002.

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the conversion of preferred stock. These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended September 30, 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. The loss per common share calculation for the three months and nine months ended September 30, 2002 reflects the retroactive restatement of the shareholders' equity section to reflect the October 2002 recapitalization.

As of September 30, 2003 and December 31, 2002, potentially dilutive securities consisted of 1,000,000 shares of convertible preferred stock with a stated liquidation value of $1.00 per share that are convertible into common stock at the fair value of the underlying common stock. For the three months and nine months ended September 30, 2003, 7,142,857 shares of common stock were issuable upon conversion of the convertible preferred stock, based on the trading price of the common stock on September 30, 2003 of $0.14 per share, which information was utilized to calculate diluted income per share.

Comprehensive Income (Loss) - Since the Company did not have any items of comprehensive income (loss) during the three months and nine months ended September 30, 2003 and 2002, a statement of comprehensive income (loss) is not presented.

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

Reclassification - Certain amounts have been reclassified in 2002 to conform to the presentation in 2003.


2.  Advances from Officer, Director and Major Shareholder

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003. The Company expects to repay the remainder during the three months ending December 31, 2003.

3.  Revolving Loan Agreement

The Company had a revolving loan agreement with a financial institution providing for borrowings of up to $1,200,000, with interest at 3.75% per annum. Borrowings under the revolving loan agreement were secured by a $1,000,000 certificate of deposit, with Soyo Taiwan guaranteeing the remaining $200,000. The Company did not renew the revolving loan agreement when it expired in September 2003. The proceeds from the $1,000,000 certificate of deposit were used to repay the balance outstanding on the revolving loan agreement.


4.  Significant Concentrations

a.  Customers

The Company sells to both distributors and retailers. Sales through such distribution channels are summarized as follows:

                             Three Months Ended           Nine Months Ended
                                September 30,                September 30,
                        --------------------------    -------------------------
                            2003           2002           2003          2002
                        -----------    -----------    -----------    -----------
Revenues
  Distributors          $ 1,174,315    $ 4,194,560    $ 4,202,342    $ 8,165,328
  Retailers               5,644,746      9,430,812     19,063,181     31,759,364
                        -----------    -----------    -----------    -----------
                        $ 6,819,061    $13,625,372    $23,265,523    $39,924,692
                        ===========    ===========    ===========    ===========

During the three months ended September 30, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $601,564 and $187,569, respectively, which reduced net revenues and accounts receivable accordingly. During the nine months ended September 30, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $2,074,564 and $403,409, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended September 30, 2003, the Company had two customers that accounted for revenues of $1,472,178 and $1,273,130, equivalent to 21.6% and 18.7% of net revenues, respectively. During the three months ended September 30, 2002, the Company had three customers that accounted for revenues of $3,955,875, $1,642,923 and $1,579,670, equivalent to 29.0%, 12.1% and 11.6% of net revenues, respectively.

During the nine months ended September 30, 2003, the Company had two customers that accounted for revenues of $5,564,669 and $2,359,379, equivalent to 23.9% and 10.1% of net revenues, respectively. During the nine months ended September 30, 2002, the Company had two customers that accounted for revenues of $10,005,165 and $4,897,258, equivalent to 25.1% and 12.3% of net revenues, respectively.


b.  Geographic Segments

Financial information by geographic segments is summarized as follows:

                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                           -------------------------   -------------------------
                               2003          2002          2003          2002
                           -----------   -----------   -----------   -----------

Revenues
  North America            $ 4,706,692   $10,766,654   $18,624,355   $34,266,896
  Central and
    South America              655,189       952,774     2,910,104     3,219,642
  Other locations            1,457,180     1,905,944     1,713,064     2,438,154
                           -----------   -----------   -----------   -----------
                           $ 6,819,061   $13,625,372   $23,265,523   $39,924,692
                           ===========   ===========   ===========   ===========


c.  Suppliers

A substantial majority of the Company's inventories are manufactured by Soyo Taiwan and are purchased from Soyo Taiwan or an affiliate of Soyo Taiwan on an open account basis.

Through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan (Note 1). Subsequent to that date, Soyo Taiwan has continued to provide inventory to Soyo, and has agreed to continue to provide inventory to Soyo on an open account basis through December 31, 2005.

The following is a summary of the Company's transactions and balances with Soyo Taiwan as of September 30, 2003 and December 31, 2002, and for the three months and nine months ended September 30, 2003 and 2002:

                            Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                        --------------------------    --------------------------
                            2003           2002           2003           2002
                        -----------    -----------    -----------    -----------

Purchases from
  Soyo Taiwan           $ 1,417,416    $ 6,762,430    $ 8,252,529    $28,951,260
Payments to
  Soyo Taiwan             2,112,470      8,717,000     14,979,470     29,056,109


                                 September 30,           December 31,
                                      2003                   2002
                                 -------------          -------------

Accounts payable
  to Soyo Taiwan                 $   5,308,826          $  12,803,935
Long-term payable
  to Soyo Taiwan                    12,000,000             12,000,000


During the nine months ended September 30, 2003, the Company received price protection from Soyo Taiwan aggregating $435,415, which reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not receive any price protection from Soyo Taiwan during the three months ended September 30, 2003, or during the three months and nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Background and Overview:

The Company sells computer components and peripherals to distributors and retailers in North, Central and South America, as well as certain other locations. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired Soyo, Inc., a Nevada corporation ("Soyo Nevada"), from Soyo Computer, Inc., a Taiwan corporation ("Soyo Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to Soyo Group, Inc. ("Soyo"). The 1,000,000 shares of preferred stock were issued to Soyo Taiwan and the 28,182,750 shares of common stock were issued to certain members of Soyo Nevada management. During October 2002, certain members of the management of Soyo Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of Soyo Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, Soyo Taiwan and Soyo Nevada management currently own 34,209,548 shares of the 40,000,000 shares of the Company's common stock outstanding at September 30, 2003.

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

Sales to distributors were $1,174,315 (17.2%) during the three months ended September 30, 2003, as compared to $4,194,560 (30.8%) for the three months ended September 30, 2002. Sales to distributors were $4,202,342 (18.1%) during the nine months ended September 30, 2003, as compared to $8,165,328 (20.5%) for the nine months ended September 30, 2002.

Sales to retailers were $5,644,746 (82.8%) during the three months ended September 30, 2003, as compared to $9,430,812 (69.2%) for the three months ended September 30, 2002. Sales to retailers were $19,063,181 (81.9%) during the nine months ended September 30, 2003, as compared to $31,759,364 (79.5%) for the nine months ended September 30, 2002.

During the three months ended September 30, 2003, the Company had two customers that accounted for revenues of $1,472,178 and $1,273,130, equivalent to 21.6% and 18.7% of net revenues, respectively. During the three months ended September 30, 2002, the Company had three customers that accounted for revenues of $3,955,875, $1,642,923 and $1,579,670, equivalent to 29.0%, 12.1% and 11.6% of net revenues, respectively.

During the nine months ended September 30, 2003, the Company had two customers that accounted for revenues of $5,564,669 and $2,359,379, equivalent to 23.9% and 10.1% of net revenues, respectively. During the nine months ended September 30, 2002, the Company had two customers that accounted for revenues of $10,005,165 and $4,897,258, equivalent to 25.1% and 12.3% of net revenues, respectively.

During the three months ended September 30, 2003, revenues from North America, Central and South America, and other locations were $4,706,692 (69.0%), $655,189 (9.6%) and $1,457,180 (21.4%), respectively. During the three months ended September 30, 2002, revenues from North America, Central and South America, and other locations were $10,766,654 (79.0%), $952,774 (7.0%) and $1,905,944
(14.0%), respectively.

During the nine months ended September 30, 2003, revenues from North America, Central and South America, and other locations were $18,642,355 (80.1%), $2,910,104 (12.5%) and $1,713,064 (7.4%), respectively. During the nine months ended September 30, 2002, revenues from North America, Central and South America, and other locations were $34,266,896 (85.8%), $3,219,642 (8.1%) and
$2,438,154 (6.1%), respectively.

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

As of September 30, 2003 and December 31, 2002, the Company was reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder.

Since October 24, 2002, the date that Soyo Nevada became a wholly-owned subsidiary of VWHC, Soyo has implemented or intends to implement various measures designed to improve its operating results, cash flows and financial position, including the following:

- The Company has reviewed its product mix, and has revised its sales plan to focus on higher margin products.

- The Company is attempting to expand the number and credit quality of its customer accounts.

- The Company is attempting to arrange additional supply sources and to reduce its reliance on inventory purchases from Soyo Taiwan.

- The Company is reviewing its management structure with a view towards retaining additional executives with industry experience.

- The Company moved its office and warehouse operations into a larger, more efficient facility in September 2003.

- The Company has deferred the payment of $12,000,000 of accounts payable to Soyo Taiwan until December 31, 2005.

- The Company is attempting to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent such funding is available under reasonable terms and conditions.

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

Results of Operations:

Three Months Ended September 30, 2003 and 2002:

Net Revenues. Net revenues decreased by $6,806,311 or 50.0%, to $6,819,061 in 2003, as compared to $13,625,372 in 2002. The decrease in net revenues was a result of a general slow-down in the market and the Company's decision to de-emphasize sales volume and focus on the sale of higher margin products.

During the three months ended September 30, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $601,564 and $187,569, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $1,164,402 or 17.1% in 2003, as compared to $140,071 or 1.0% in 2002. The Company did not record any inventory write downs during the three months ended September 30, 2003 and 2002. Gross margin increased in 2003 as compared to 2002 as a result of the change in product mix to higher margin products.

Sales and Marketing Expenses. Selling and marketing expenses increased by $22,692 or 5.9%, to $406,064 in 2003 as compared to $383,372 in 2002.
Co-operative marketing program expense was $272,859 in 2003, as compared to $81,252 in 2002, an increase of $191,607 or 235.8%.

General and Administrative Expenses. General and administrative expenses decreased by $328,246 or 41.6%, to $461,310 in 2003, as compared to $789,556 in
2002, primarily as a result of a reduction in various general and administrative expense categories.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $454,377 for the three months ended September 30, 2002. The Company did not record a provision for doubtful accounts for the three months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $4,036 in 2003, as compared to $3,891 in 2002.

Income (Loss) from Operations. Income from operations was $292,992 for the three months ended September 30, 2003, as compared to a loss from operations of $1,491,125 for the three months ended September 30, 2002.

Interest Expense. Interest expense decreased to $6,823 in 2003, as compared to $8,863 in 2002, as a result of a reduction in the interest rate on the revolving note payable.

Interest Income. Interest income was $1,028 in 2003, as compared to $404 in 2002.

Other Income. Other income was $4,155 in 2003. There was no other income in 2002.

Income (Loss) Before Income Taxes. Income before income taxes was $291,352 for the three months ended September 30, 2003, as compared a loss before income taxes of $1,499,584 for the three months ended September 30, 2002.

Provision for Income Taxes. The provision for income taxes was $25,680 in 2003. There was no provision for income taxes in 2002.

Net Income (Loss). Net income was $265,672 for the three months ended September 30, 2003, as compared to a net loss of $1,499,584 for the three months ended September 30, 2002.


Nine Months Ended September 30, 2003 and 2002:

Net Revenues. Net revenues decreased by $16,659,169 or 41.7%, to $23,265,523 in 2003, as compared to $39,924,692 in 2002. The decrease in net revenues was a result of a general slow-down in the market and the Company's decision to de-emphasize sales volume and focus on the sale of higher margin products.

During the nine months September 30, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $2,074,564 and $403,409, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin (Deficit). Gross margin (deficit) was $4,110,312 or 17.7% in 2003, as compared to $(47,381) or (0.1)% in 2002. During the nine months ended September 30, 2003, the Company recorded inventory write-downs of $30,000, as compared to $1,700,001 for the nine months ended September 30, 2002. Gross margin increased in 2003 as compared to 2002 as a result of the change in product mix to higher margin products and substantially reduced inventory write-downs.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $180,508 or 17.6%, to $845,087 in 2003, as compared to $1,025,595 in 2002, reflecting reduced vendor support programs funded by the Company, since these programs are generally based on a percentage of revenues. The Company has also reduced sales and marketing expenses in response to the general slow-down in the market. Co-operative marketing program expense was $691,065 in 2003, as compared to $444,304 in 2002, an increase of $246,761 or 55.5%.

General  and  Administrative  Expenses.   General  and  administrative  expenses
decreased by $20,753 or 0.9%,  to  $2,233,144 in 2003, as compared to $2,253,897 in 2002.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $1,225,001 for the nine months ended September 30, 2002. The Company did not record a provision for doubtful accounts for the nine months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $12,110 in 2003, as compared to $9,633 in 2002.

Income (Loss) from Operations. Income from operations was $1,019,971 for the nine months ended September 30, 2003, as compared to a loss from operations of $4,561,507 for the nine months ended September 30, 2002.

Interest Expense. Interest expense decreased to $26,248 in 2003, as compared to $37,871 in 2002, as a result of a reduction in the interest rate on the revolving note payable.

Interest Income. Interest income was $26,252 in 2003, as compared to $42,204 in 2002.

Other Income.  Other income was $4,155 in 2003, as compared to $55,225 in 2002.

Income (Loss) Before Income Taxes. Income before income taxes was $1,024,130 for the nine months ended September 30, 2003, as compared a loss before income taxes of $4,501,949 for the nine months ended September 30, 2002.

Provision (Benefit) for Income Taxes. The provision for income taxes was $90,680 in 2003, as compared to a benefit from income taxes of $61,679 in 2002.

Net Income (Loss). Net income was $933,450 for the nine months ended September 30, 2003, as compared to a net loss of $4,440,270 for the nine months ended September 30, 2002.


Financial Condition - September 30, 2003:

Liquidity and Capital Resources:

Transactions with Soyo Taiwan. Since the formation of Soyo Nevada in October 1998, the Company has relied on the financial support from Soyo Taiwan for inventory and capital to provide the resources necessary to conduct operations. Through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan. Subsequent to that date, Soyo Taiwan continues to provide inventory to Soyo, and has agreed to continue to provide inventory to Soyo on an open account basis through December 31, 2005.

In conjunction with the October 2002 transaction, Soyo Nevada transferred $12,000,000 of accounts payable to Soyo Taiwan to long-term payable, without interest, due December 31, 2005. Soyo Taiwan also agreed to continue to provide computer parts and components to Soyo on an open account basis at the quantities required and on a timely basis to enable Soyo to continue to conduct its business operations at budgeted 2003 levels, which is not less than a level consistent with the operations of Soyo Nevada's business in 2001 and 2000. This supply commitment is effective through December 31, 2005.

During the three months ended September 30, 2003 and 2002, the Company purchased inventory from Soyo Taiwan aggregating $1,417,416 and $6,762,430, respectively. During the nine months ended September 30, 2003 and 2002, the Company purchased inventory from Soyo Taiwan aggregating $8,252,529 and $28,951,260, respectively.

At September 30, 2003, the Company had short-term accounts payable to Soyo Taiwan of $5,308,826 and a long-term payable to Soyo Taiwan of $12,000,000. At December 31, 2002, the Company had short-term accounts payable to Soyo Taiwan of $12,803,935 and a long-term payable to Soyo Taiwan of $12,000,000.

During the nine months ended September 30, 2003, the Company received price protection from Soyo Taiwan aggregating $435,415. The Company did not receive any price protection from Soyo Taiwan during the three months ended September 30, 2003, or during the three months and nine months ended September 30, 2002. Such price protection reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company does not have any formal price protection agreement with Soyo Taiwan. The Company periodically negotiates price protection adjustments with Soyo Taiwan based on current market conditions.

Operating Activities. The Company utilized cash of $334,127 in operating activities during the nine months ended September 30, 2003, as compared to generating cash of $158,139 during the nine months ended September 30, 2002, primarily as a result of cash being used to reduce operating liabilities at a rate in excess of cash being generated from operating assets in 2003.

At September 30, 2003, the Company had cash and cash equivalents of $326,657, as compared to $623,296 at December 31, 2002. The Company had working capital of $1,655,724 at September 30, 2003, as compared to $737,711 at December 31, 2002, resulting in current ratios of 1.21:1 and 1.04:1 at September 30, 2003 and December 31, 2002, respectively.

Accounts receivable decreased to $6,187,060 at September 30, 2003, as compared to $7,346,030 at December 31, 2002, a decrease of $1,158,970 or 15.8%, as a result of a combination of reduced sales and increased cash collections during the nine months ended September 30, 2003. The Company recorded a provision for doubtful accounts of $1,225,001 for the nine months ended September 30, 2002. The Company did not record a provision for doubtful accounts for the nine months ended September 30, 2003.

Inventories decreased to $3,634,523 at September 30, 2003, as compared to $12,358,255 at December 31, 2002, a decrease of $8,723,732 or 70.6%, as a result of reduced inventory purchases during the nine months ended September 30, 2003, reflecting decreased sales during such period and the implementation of management's plans in 2003 to increase inventory turnover of higher margin products. At September 30, 2003 and December 31, 2002, $3,166,827 and $9,359,190
of such inventories had been purchased from Soyo Taiwan.

Accounts payable - Soyo Computer, Inc., excluding $12,000,000 of accounts payable for which payment has been deferred until December 31, 2005, decreased to $5,308,826 at September 30, 2003, as compared to $12,803,935 at December 31, 2002, a decrease of $7,495,109 or 58.5%, as a result of reduced inventory purchases, reflecting reduced sales and attempts to improve inventory turnover.

Accounts payable - other decreased to $1,600,254 at September 30, 2003, as compared to $4,554,820 at December 31, 2002, a decrease of $2,954,566 or 64.9%, as a result of reduced inventory purchases, reflecting reduced sales and attempts to improve inventory turnover.

Accrued liabilities decreased to $779,401 at September 30, 2003, as compared to $1,508,224 at December 31, 2002, a decrease of $728,823 or 48.3%.

Income taxes payable were $90,430 at September 30, 2003. The Company did not have any income taxes payable at December 31, 2002.

Investing Activities. The Company expended $2,512 and $35,052 in 2003 and 2002, respectively, for the purchase of property and equipment.

Financing Activities. The Company had a revolving loan agreement with a financial institution providing for borrowings of up to $1,200,000, with interest at 3.75% per annum. Borrowings under the revolving loan agreement were secured by a $1,000,000 certificate of deposit, with Soyo Taiwan guaranteeing the remaining $200,000. The Company did not renew the revolving loan agreement when it expired in September 2003. The proceeds from the $1,000,000 certificate of deposit were used to repay the balance outstanding on the revolving loan agreement.

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003. The Company expects to repay the remainder during the three months ending December 31, 2003.

As of September 30, 2003, the Company did not have any capital expenditure commitments outstanding.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN No. 45 effective January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

As the Company's debt obligations are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

         (b)      Reports on Form 8-K

         Three Months Ended September 30, 2003: None

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




                                                 SOYO GROUP, INC.
                                             ------------------------
                                                   (Registrant)




DATE:  November 13, 2003                By:  /s/ MING TUNG CHOK
                                             -----------------------
                                             Ming Tung Chok
                                             President and Chief
                                             Executive Officer







DATE:  November 13, 2003                By:  /s/ NANCY CHU
                                             -----------------------
                                             Nancy Chu
                                             Chief Financial Officer

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