Form 10-K
period 2003-12-31
SOYO GROUP INC
filed 2004-05-19
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K


|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2003


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

                        Commission File Number 333-42036


                                SOYO GROUP, INC.
--------------------------------------------------------------------------------
                 (Exact Name of Registrant as specified in its Charter)

                 Nevada                                   95-4502724
----------------------------------------    ------------------------------------
       (State or other Jurisdiction                 (I.R.S. Employer
     of Incorporation or Organization)           Identification Number)


1420 South Vintage Avenue, Ontario, California            91761-3646
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (909) 292-2500
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None


Securities registered under Section 12(g) of the Exchange Act:  None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as Defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003 was $___________, based on the closing bid price of $0.17 per share On June 30, 2003.

         As of May 1, 2004, there were 40,000,000 shares of common stock outstanding.

                                SOYO GROUP, INC.
                                    FORM 10-K
                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business..............................................................1

Item 2.  Properties............................................................6

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................6

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities............................7

Item 6. Selected Financial Data................................................

Item 7  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Item 7A Quantitative and Qualitative Disclosures About Market Risk.............

Item 8.  Financial Statements and Supplementary Data..........................16


                                    PART III

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................16

Item 9A. Controls and Procedures...............................................


Item 10.  Directors and Executive Officers of the Registrant..................18

Item 11  Executive Compensation...............................................19

Item 12. Security Ownership of Certain Beneficial Owners and Management.......20

Item 13. Certain Relationships and Related Transactions.......................20

Item 14.  Principal Accounting Fees and Services................................

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......21

Signatures....................................................................22

Financial Statements.........................................................F-1

                                     PART I

ITEM 1.  BUSINESS.

         When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

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

2. The Company issued 1,000,000 shares of Class A Convertible Preferred Stock, par value $0.001, with a $1.00 per share stated liquidation value to Soyo Taiwan in exchange for all of the outstanding equity interest in Soyo Group, Inc..

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

         Incorporated in Nevada on October 22, 1998, Soyo Group, Inc. is a distributor of computer products a substantial portion of which are manufactured by Soyo Taiwan. Through Soyo Group, Inc. the Company offers a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The breadth of the product line also includes Bare Bone systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for any home and office (SOHO) users.

         Soyo Nevada's products are sold through an extensive network of authorized distributors to resellers, system integrators, value-added resellers
(VARs). These products are also sold through major retailers, mail-order catalogs and e-tailers to the consumers throughout North America and Latin America.

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

         Soyo Group, Inc. markets a wide range of designer motherboards to meet the specific needs of its diverse customer base. The motherboards that Soyo Group, Inc. provides include the Intel Pentium 4, the Intel Tualatin, the Intel Pentium III, the AMD Athlon XP, the AMD Thunderbird, the AMD Duron and the VIA C3. Soyo Nevada also distributes the DRAGON(R) single-processor motherboard, which is a multimedia and entertainment product, for the Intel(R) and AMD(R) platforms. The motherboards are marketed and distributed to end-user consumers, governments and enterprise customers at the wholesale and retail level.

Bare Bone Systems
------------------

         This product solution is the basis for any computer system. It contains our motherboard, case, power supply, keyboard, mouse and speakers. The motherboard features varies in each model. For example the All-in-One solution will have Audio, Video and LAN (Networking device) integrated on the motherboard. These products are also available in AMD as well as Intel platforms. Consumer's demand on this product is very high since Majority of components are integrated in the box. Whether building a desktop, a game server or a back up machine, SOYO Barebones can fulfill all kinds of needs!

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

         Unlike many conventional devices that are currently flooding the market, Soyo Group, Inc.'s Cig@r Pro Flash Memory Drive is the first to introduce 1GB mobile storage capacity that allows consumers to store all of their important documents. Along with an innovative design and a convenient USB interface that offers advanced e-mail and security features, this flash memory drive allows consumers to Plug and Play without any driver installation. Because retrieving files via an Internet connection can be a hassle, the Cig@r Pro Flash Memory Drive is now the ideal solution for Soyo Group, Inc.'s corporate and mobile clients who want their files to stay secure with them no matter where they go.

         The BayOne(R) Flash Media Reader/Writer is a unique 6-in-1 breakout box that can be installed in a 3.5" or 5.25" drive bay for easy front panel access, featuring combination reader/writer for 6 flash media standards and two (2) front USB 2.0 ports. The BayOne(R) internal multimedia reader/writer conveniently fits into the front of the PC. With the BayOne(R), Soyo Group, Inc.'s customers can now connect multiple devices to their computers and download digital photos, video, MP3 music or hot sync their handheld devices all at the same time. The multiple memory reader/writer slots also can be used simultaneously, enabling Soyo Group, Inc.'s customers to take full advantage of this compact all-in-one solution. The BayOne(R) was designed to be universally compatible with all systems and external devices, making it easy to install and also very user-friendly.

o        USB Adapters
         -------------

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

         Soyo Group, Inc. offers a number of USB devices to its customers at wholesale and retail prices. These devices enable Soyo Group, Inc.'s customers to attach other products, such as our flash memory drives, to their computers with relative ease.

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

         PRODUCTION

         Soyo Nevada does not produce the components that it distributes. Approximately 60% of Soyo Group, Inc.'s products are supplied by Soyo Taiwan, which is located in Taipei, Taiwan.

         TRANSPORTATION AND DISTRIBUTION

         Soyo Group, Inc. is an exclusive distributor for SOYO(R) branded products in the United States and Latin America. Soyo Group, Inc. has a network of national and regional distribution centers that distribute its products. The logistics team members play a key role in the success of the distribution system. Through their efforts, Soyo Group, Inc. is able to achieve a high level of efficiency and exceed customer expectations by maintaining a swift and reliable delivery system.

         MARKETING AND SALES

         Soyo Group, Inc. has a network of sales offices to service its customers needs, from prompt order processing to after-sales customer care. Soyo Group, Inc.'s primary markets are North and Latin America. Soyo Group, Inc. also sell products in other markets such as the United Kingdom, Europe, Far East Asia and South Africa, through local preferred distributors and resellers.

         Soyo Group, Inc.'s principal sales strategy targets three main channels: (1) end-user consumers; (2) small business users; and (3) home/small office users or SOHO's. To reach target customers, Soyo Group, Inc. employs a hybrid system. Soyo Nevada uses national distributors, such as A.S.I. and D&H Distributing, along with regional distributors that specialize in promoting our products to resellers, e-tailers, system builders and other small retailers. To reach end-user consumers and small business users, Soyo Group, Inc. partners with major electronic chain retail stores and mail-order catalogs throughout the continental U.S.A. and Canada including Best Buy Co., Inc., CompUSA, Fry's Electronics, MicroCenter and TigerDirect (a subsidiary of Systemax, Inc.).

         For the Latin American market, system builders and value-added resellers (VAR) are the primary targets. To reach these customers, Soyo Group, Inc. uses an extensive network of international, national and regional distributors. There are sales offices in Sao Paolo, Brazil, which offer local technical support and return authorization to better service customers in both Brazil and Argentina.

         CUSTOMERS

         The primary customer base is in North America, where the products have long been recognized for premium quality and competitive prices. Soyo Group, Inc. also has a solid customer base in Latin America.

         Soyo Group, Inc. also has an ancillary base of customers in the United Kingdom, Europe, Asia and South Africa, which are serviced through preferred relationships with independent distributors local to those markets.

         SUPPLIERS

         Approximately 80% of Soyo Group, Inc.'s products come from Soyo Taiwan. Soyo Nevada has a supply Commitment Agreement with Soyo Taiwan which provides that Soyo Taiwan will continue to supply Soyo Group, Inc. at current levels on an open account basis through 2005. The general credit terms granted by Soyo Taiwan is net 90 days. The Company believes that its relationship with Soyo Taiwan is good, however, a change in the credit terms extended by Soyo Taiwan could adversely affect the Company's business. In the meantime Soyo Group, Inc. is Aggressively establishing new partnership with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for the Consumers.

         REGULATIONS

         Soyo Group, Inc. is subject, to various laws and regulations administered by various state, local and international government bodies relating to the operation of its distribution facilities. Soyo Group, Inc. believes that it is in compliance with all governmental laws and regulations related to its products and facilities, and it does not expect to make any material expenditures in 2003 with respect to compliance with any such regulations.

         STRATEGY

         Soyo Group, Inc.'s strategy is to capitalize on its market position as a leading distributor of computer and networking products by increasing its penetrations of existing markets through acquisitions and expanding into new markets.

         COMPETITION

         The computer hardware industry is highly competitive. Soyo Group, Inc. competes against small as well as a well-established companies that produce and distribute motherboards, in addition to certain related peripherals although, we are overcoming this competition by introducing innovative products, excellent customer services and aggressive pricing. Soyo Group, Inc.'s competitors are Abit, Asus, Gigabyte, MSI and Intel to name a few.

         EMPLOYEES

As of March 31, 2004, the Company employed forty (40) people at its headquarters in Ontario, California.



ITEM 2.       PROPERTIES

         The Company's corporate headquarter is located at 1420 S. Vantage Ave. Ontario, California. The property is under a lease agreement for 5 years with terms and conditions as stipulated below :


                                            Rental     Rental       Monthly
        Facility        Address             Begin      Expire     Rental (US$)    Area (ft2)
        --------        -------             -----      ------     ------------    ----------
Office and warehouse   1420 S. Vintage    September    November    $15,380.28       42,723
                       Avenue, Ontario     1, 2003     31, 2008
                       California


The Company also maintains a sales representation office in Brazil, located at Rua Andre Ampere 153 andar 17 sala 171/172, Brooklin Novo, Sao Paulo, SP, Brazil.


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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended December 31, 2003, there were no matters submitted to the shareholders for approval.

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


                                                                 Price Range
                                                                 -----------
                                                              High          Low
                                                              ----          ---
         Fiscal Year Ended December 31, 2002:
         First Quarter                                     $  0.20       $  0.15
         Second Quarter                                       0.15          0.15
         Third Quarter                                        0.15          0.15
         Fourth Quarter                                       0.59          0.15

         Fiscal Year Ended December 31, 2003:
         First Quarter                                     $  1.05       $  0.25
         Second Quarter                                       0.35          0.15
         Third Quarter                                        0.16          0.14
         Fourth Quarter                                       0.16          0.10

(b)      Shareholders

         The Company's common shares are issued in registered form. Securities Transfer Corporation, Dallas, Texas, is the registrar and transfer agent for the Company's common stock. As of May 31, 2004, there were 40,000,000 shares of the Company's common stock outstanding and the Company had approximately 86 shareholders of record.

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

          None

(f)      Equity Compensation Plan Information

         The Company does not have any Equity Compensation Plans. There are no outstanding warrants.

ITEM 6   SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is presented as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, and "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations".

Selected Consolidated Statements of Operations Data:


                                            Years Ended December 31,
                 ----------------------------------------------------------------------------
                     1999            2000            2001            2002            2003
                 ------------    ------------    ------------    ------------    ------------
Net revenues     $ 15,494,828    $ 62,173,829    $ 63,091,190    $ 49,644,417    $ 31,034,239
Income (loss)
  from
  operations           14,061        (658,581)       (342,073)    (10,892,574)       (980,347)
Net loss               (5,904)       (522,429)       (390,404)    (10,733,458)       (984,588)
Net income
  (loss) per
  common share           --             (0.02)          (0.01)          (0.35)          (0.02)




Selected Consolidated Balance Sheet Data:

                                                 December 31,
                 ----------------------------------------------------------------------------
                     1999            2000            2001            2002            2003
                 ------------    ------------    ------------    ------------    ------------
Total assets              n/a    $ 16,752,723    $ 26,309,797    $ 20,914,784    $ 12,729,453
Long-term
  accounts
  payable to
  Soyo
  Computer,
  Inc                    --               --              --        12,000,000      12,000,000
Shareholders'
  deficiency             n/a          (28,333)       (418,737)    (11,152,195)    (12,136,783)
Cash dividends
  declared per
  common share           --               --              --              --              --

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. The Company is not obligated to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 to reflect new events or circumstances unless to the extent required by applicable law.

Background and Overview:

The Company sells computer components and peripherals primarily to distributors and retailers in North, Central and South America. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired Soyo, Inc., a Nevada corporation ("Soyo Nevada"), from Soyo Computer, Inc., a Taiwan corporation ("Soyo Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to Soyo Group, Inc. ("Soyo"). The 1,000,000 shares of preferred stock were issued to Soyo Taiwan and the 28,182,750 shares of common stock were issued to Soyo Nevada management. During October 2002, the management of Soyo Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of Soyo Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, Soyo Taiwan and Soyo Nevada management currently own 34,209,548 shares of the 40,000,000 shares of the Company's common stock outstanding at December 31, 2003.

Subsequent to this transaction, Soyo Taiwan maintained an equity interest in Soyo, continued to be the primary supplier of inventory to Soyo, and was a major creditor. In addition, there was no change in the management of Soyo and no new capital invested, and there is a continuing family relationship between the management of Soyo and Soyo Taiwan. As a result, for financial reporting purposes, this transaction was accounted for as a recapitalization of Soyo
Nevada, pursuant to which the accounting basis of Soyo Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Soyo Nevada are now the historical financial statements of the Company, and pro forma information has not been presented, as this transaction is not a business combination.

In conjunction with this transaction, Soyo Nevada transferred $12,000,000 of accounts payable to Soyo Taiwan to long-term payable, without interest, due December 31, 2005. (see "Liquidity and Capital Resources - December 31, 2003).

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

The Company sells to both distributors and retailers. Revenues through such distribution channels for the years ended December 31, 2001, 2002 and 2003 are summarized as follows:

                                    Years Ended December 31,
                 ---------------------------------------------------------------
                         2001                  2002                 2003
                 -------------------   -------------------   -------------------
                    Amount       %        Amount       %       Amount        %
                 -----------   -----   -----------   -----   -----------   -----
Revenues
  Distributors   $13,035,994    20.7   $ 7,376,500    14.9   $13,055,046    42.1
  Retailers       50,055,196    79.3    42,267,917    85.1    17,979,193    57.9
                 -----------   -----   -----------   -----   -----------   -----
                 $63,091,190   100.0   $49,644,417   100.0   $31,034,239   100.0
                 ===========   =====   ===========   =====   ===========   =====


During the year ended December 31, 2003, the Company had one customer that accounted for revenues of $9,943,855, equivalent to 32% of net revenues. During the year ended December 31, 2002, the Company had two customers that accounted for revenues of $12,499,598 and $5,965,324, equivalent to 25.2% and 12.0% of net revenues, respectively. During the year ended December 31, 2001, the Company had two customers that accounted for revenues of $7,122,235 and $7,319,665, equivalent to 11.3% and 11.6% of net revenues, respectively.

Revenues by geographic segment are summarized as follows:

                                    Years Ended December 31,
                 ---------------------------------------------------------------
                         2001                  2002                 2003
                 -------------------   -------------------   -------------------
                    Amount       %        Amount       %       Amount        %
                 -----------   -----   -----------   -----   -----------   -----
Revenues
  North America  $54,041,229    85.7   $42,033,632    84.7   $23,043,136    74.3
  Central and
    South
    America        7,886,606    12.5     3,816,747     7.7     7,391,804    23.8
  Other
    locations      1,163,355     1.8     3,794,038     7.6       599,299     1.9
                 -----------   -----   -----------   -----   -----------   -----
                 $63,091,190   100.0   $49,644,417   100.0   $31,034,239   100.0
                 ===========   =====   ===========   =====   ===========   =====


Financial Outlook:

During the years ended December 31, 2000 and 2001, the Company's sales were $62,173,829 and $63,091,190, respectively, with gross margins of 4.8% and 6.9%, respectively. During the year ended December 31, 2002, the Company's sales decreased to $49,644,417, with a negative gross margin of 8.1%, due to various factors, including the West Coast dock strike in September and early October 2002. The impact of the initial supply interruption, combined with the abrupt release of large amounts of inventory, caused a caused a rapid drop in wholesale prices for the Company's products in November and December 2002. The Company incurred a net loss in 2001, 2002 and 2003.

During early 2003, as a result of the Company changing its product mix to focus on the sales of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin improved compared to 2002.

As of December 31, 2003, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder.

Since October 24, 2002, the date that Soyo Nevada became a wholly-owned subsidiary of VWHC, Soyo has attempted to implement various measures designed to improve its operating results, cash flows and financial position, including the following:

- The Company has reviewed its product mix, and has revised its sales plan to focus on higher margin products.

- The Company is attempting to expand the number and credit quality of its customer accounts.

- The Company is attempting to arrange additional supply sources and to reduce its reliance on inventory purchases from Soyo Taiwan.

- The Company is moved its office and warehouse operations into a larger, more efficient facility in September 2003.

- The Company is attempting to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent such funding is available under reasonable terms and conditions.

There can be no assurances that these measures will result in an improvement in the Company's operations or liquidity. To the extent that the Company's operations and liquidity does not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources. The Company may also have to consider a formal or informal restructuring or reorganization.

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


Restatement:

In conjunction with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, the Company conducted a review of the 2002 and 2003 interim financial statements, as a result of which the Company restated the results of operations for certain interim periods (see "ITEM 9A. CONTROLS AND PROCEDURES"). The Company's restated results of operations for interim periods in 2002 and 2003 are summarized at Note 12 to the Consolidated Financial Statements.


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


Results of Operations:

Years Ended December 31, 2003 and 2002 -

Net Revenues. Net revenues decreased by $18,610,178 or 37.5%, to $31,034,239 in 2003, as compared to $49,644,417 in 2002. The decrease in net revenues in 2003 as compared to 2002 was a result of a general slow-down in the market and the Company's decision to de-emphasize sales volume and focus on the sale of higher margin products.

During the years ended December 31, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $766,904 and $1,054,735, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin (Deficit). Gross margin was $3,073,862 or 9.9% in 2003, as compared to $(4,003,972) or (8.1)% in 2002. Gross margin increased in 2003 as compared to 2002 as a result of the change in product mix to higher margin products and substantially reduced inventory write-downs. The Company recorded inventory write-downs of $429,230 and $2,123,307 in 2003 and 2002, respectively.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $520,223 or 39.0% to $814,847 in 2003, as compared to $1,335,070 in 2002, reflecting reduced vendor support programs funded by the Company, since these programs are generally based on a percentage of revenues. The Company has also reduced sales and marketing expenses in response to the general slow-down in the market. Co-operative marketing program expense was $728,488 in 2003, as compared to $907,505 in 2002, a decrease of $179,017 or 19.7%.

General and Administrative Expenses. General and administrative expenses decreased by $308,220 or 9.8%, to $2,833,118 in 2003, as compared to $3,141,338 in 2002, primarily as a result of a reduction in various general and administration categories.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased to $390,555 in 2003, as compared to $2,009,218 in 2002, primarily as a result of reduced sales and improved credit management. As a percentage of revenues, the provision for doubtful accounts was 1.3% in 2003, as compared to 4.0% in 2002.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $15,689 in 2003, as compared to $13,669 in 2002.

Impairment of Goodwill. Goodwill related to the value of a company acquired in 1999, and was being amortized on a straight-line basis over a three year period. At December 31, 2001, goodwill was $1,251,325, less accumulated amortization of $862,018. At December 31, 2002, goodwill was reviewed for impairment and the remaining balance of $389,307 was charged to operations.

Loss from Operations. The loss from operations was $980,347 for the year ended December 31, 2003, as compared to $10,892,574 for the year ended December 31, 2002.

Interest Expense. Interest expense decreased to $26,248 in 2003, as compared to $47,627 in 2002, as a result of reduced interest rates and the revolving note payable being outstanding for three quarters of the year in 2003 as compared to the full year in 2002.

Interest Income. Interest income was $26,252 in 2003, as compared to $43,469 in 2002, due to lower interest rates and reduced interest-bearing cash balances.

Other Income. Other expense was $3,445 in 2003, as compared to other income of $117,074 in 2002.

Provision (Benefit) for Income Taxes. The provision for income taxes was $800 in 2003, as compared to a benefit from income taxes of $(46,200) in 2002.

Net Loss. The net loss was $984,588 for the year ended December 31, 2003, as compared to $10,733,458 for the year ended December 31, 2002.


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

Impairment of Goodwill. Goodwill related to the value of a company acquired in 1999, and was being amortized on a straight-line basis over a three year period. At December 31, 2001, goodwill was $1,251,325, less accumulated amortization of $862,018. At December 31, 2002, goodwill was reviewed for impairment and the remaining balance of $389,307 was charged to operations.

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

Other Income. Other income was $117,074 in 2002, as compared to $13,846 in 2001.

Provision (Benefit) for Income Taxes. The benefit from income taxes was $46,200 in 2002, as compared to a provision for income taxes of $74,563 in 2001.

Net Loss. The net loss was $10,733,458 for the year ended December 31, 2002, as compared to a net loss of $390,404 for the year ended December 31, 2001.

Net Operating Loss Carryforwards:

As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $12,398,000 and $7,101,000, respectively, expiring in various years through 2023, which can be used to offset future taxable income, if any. Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of a portion of the Company's federal and state net operating loss carryforwards may be limited as a result of changes in stock ownership during October 2002. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

Net deferred tax assets of $5,244,000 at December 31, 2003 resulting from net operating losses and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.


Liquidity and Capital Resources - December 31, 2003:

Transactions involving Soyo Taiwan. Since the formation of Soyo Nevada in October 1998, the Company has relied on the financial support from Soyo Taiwan for inventory and capital to provide the resources necessary to conduct operations. Through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan. Subsequent to that date, Soyo Taiwan continues to provide inventory to Soyo, and has agreed to continue to provide inventory to Soyo on an open account basis through December 31, 2005.

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

During the years ended December 31, 2003, 2002 and 2001, the Company purchased inventory from Soyo Taiwan aggregating $20,188,354, $42,219,164 and $41,633,352, respectively. At December 31, 2003 and 2002, the Company had short-term accounts payable to Soyo Taiwan of $6,557,253 and $12,803,935, respectively, and a long-term payable to Soyo Taiwan of $12,000,000.

During the years ended December 31, 2003 and 2002, the Company received price protection from Soyo Taiwan aggregating $651,215 and $394,071, respectively, which reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not record any price protection adjustments from Soyo Taiwan in 2001. The Company does not have any formal price protection agreement with Soyo Taiwan. The Company periodically negotiates price protection adjustments with Soyo Taiwan based on current market conditions.

Effective December 30, 2003, Soyo Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. As part of the agreement, Soyo Taiwan required that the purchaser would be limited to collecting a maximum of $1,630,000 of the $12,000,000 from the Company without the prior consent of Soyo Taiwan. Soyo Taiwan forgave debt in an amount equal the difference between $12,000,000 and the value of the preferred stock. This forgiveness will be treated as a capital transaction. Payment was received by Soyo Taiwan in February and March 2004. An agreement was reached in the first quarter of 2004 whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.

The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock based on the $1.00 stated value, at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. No more than 500,000 shares of Class B preferred stock may be converted into common stock in any one year. On December 31, 2008, any unconverted shares of Class B preferred stock automatically convert into shares of common stock based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. Beginning one year after issuance, upon ten days written notice, the Company or its designee will have the right to repurchase for cash any portion or all of the outstanding shares of Class B preferred stock at 80% of the liquidation value ($0.80 per share). During such notice period, the holder of the preferred stock will have the continuing right to convert any such preferred shares pursuant to which written notice has been received into common stock without regard to the conversion limitation. The Class B preferred stock has unlimited piggy-back registration rights, and is non-transferrable.

Based on the terms of the agreement between Soyo Taiwan and the third party, and specifically the limitation on the purchaser collecting more than $1,630,000 of the $12,000,000 from the Company without the prior consent of Soyo Taiwan, the Company has determined that this transaction is in substance a capital transaction. Accordingly, the Company will record the issuance of the Class B preferred stock at its fair market value in 2004, with the difference between the $12,000,000 long-term payable and the fair market value of the Class B preferred stock credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock will be recognized as an additional dividend to the Class B preferred stockholder, and will be accreted through December 31, 2008.

Going Concern. The Company is implementing various measures to attempt to improve its operations and liquidity as described above at "Financial Outlook". To the extent that the Company's operations and liquidity does not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources. The Company may also have to consider a formal or informal restructuring or reorganization.

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

Operating Activities. The Company generated cash of $58,489 from operating activities during the year ended December 31, 2003, as compared to $489,898 in operating activities during the year ended December 31, 2002, and as compared to utilizing cash of $290,678 during the year ended December 31, 2001.

The reduction in operating cash flow in 2003 as compared to 2002 was primarily a result of increased payments to Soyo Taiwan for inventory purchases. The improvement in operating cash flow in 2002 as compared to 2001 was primarily a result of a reduction in cash utilized to support accounts receivable and inventories.

At December 31, 2003, the Company's cash and cash equivalents had increased by $93,900, to $717,196, as compared to $623,296 at December 31, 2002.

The Company had a working capital of $78,182 at December 31, 2003, as compared to working capital of $737,711 at December 31, 2002, resulting in current ratios of 1.01:1 and 1.04:1 at December 31, 2003 and 2002, respectively.

Accounts receivable increased to $7,675,115 at December 31, 2003, as compared to $7,346,030 at December 31, 2002, an increase of $329,085 or 4.5%.

Inventories decreased to $5,036,125 at December 31, 2003, as compared to $12,358,255 at December 31, 2002, a decrease of $7,322,130 or 59.2%, primarily as a result of the Company's efforts to reduce inventories as a percentage of sales and increase inventory turnover. At December 31, 2003, $3,426,342 of the $5,036,125 or 68.0% of inventories were purchased from Soyo Taiwan. At December 31, 2002, $9,359,190 of the $12,358,255 or 75.7% of inventories were purchased from Soyo Taiwan.

Accounts payable - Soyo Computer, Inc., excluding $12,000,000 of accounts payable for which payment has been deferred until December 31, 2005, decreased to $6,557,253 at December 31, 2003, as compared to $12,803,935 at December 31, 2002, a decrease of $6,246,682 or 48.8%, as a result of reduced inventory purchases, reflecting reduced sales and attempts to improve inventory turnover.

Accounts payable - other increased to $5,475,999 at December 31, 2003, as compared to $4,554,820 at December 31, 2002, an increase of $921,179 or 20.2%.

Accrued liabilities decreased to $592,984 at December 31, 2003, as compared to $1,508,224 at December 31, 2002, a decrease of $915,240 or 60.7%.

Investing Activities. The Company expended $4,589, $35,052 and $1,740 in 2003, 2002 and 2001, respectively, for the purchase of property and equipment.

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

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003. The Company expects to repay the remainder during 2004.

Principal Commitments:

A summary of the Company's contractual cash obligations as of December 31, 2003, excluding the $12,000,000 of long-term accounts payable to Soyo Computer, Inc., which was converted into preferred stock in 2004, is as follows:


                         Payments Due By Period
                         ----------------------

Contractual                           Less than      Between      Between       After
Cash Obligations            Total       1 year      2-3 years    4-5 years     5 years
----------------         ----------   ----------   ----------   ----------   ----------
Operating leases         $  935,635   $  184,560   $  377,670   $  373,405   $     --

Advances from officer,
  director and major
  shareholder               240,000      240,000         --           --           --
                         ----------   ----------   ----------   ----------   ----------
Total contractual cash

  Obligations            $1,175,635   $  424,560   $  377,670   $  373,405   $     --
                         ==========   ==========   ==========   ==========   ==========


At December 31, 2003, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.


Recent Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company's financial statement presentation or disclosures.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 for long-lived assets held for use did not have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective December 31, 2002. The Company has determined that it will continue to account for stock-based employee compensation in accordance with APB No. 25.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ended after December 15, 2002. The adoption of FIN 45 did not have a significant effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") issued EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003. The adoption of EITF No. 00-21 did not have a significant effect on the Company's financial statement presentation or disclosures.

In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Early adoption is permitted. The Company adopted FIN 46 as of December 31, 2003. The adoption of FIN 46 did not have a significant effect on the Company's financial statement presentation or disclosures.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

As the Company's debt obligations at December 31, 2003 (excluding the $12,000,000 of long-term accounts payable at December 31, 2003, which was non-interest bearing and was converted into convertible preferred stock in 2004) are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)      Financial Statements

The following financial statements are set forth at the end hereof.

         1.       Report of Independent Auditors

         2.       Consolidated Balance Sheet as of December 31, 2003

         3. Consolidated Statements of Operations for the years ended December 31, 2003 and December 31, 2001

         4. Consolidated Statements of Shareholders' Deficiency for the years ended December 31, 2003 and December 31, 2001.

         5. Consolidated Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2001

         6.       Notes to Consolidated Financial Statements.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

         Prior to GH&C becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GH&C regarding either the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a) (1)(iv) of Regulation S-K.

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

         During the fiscal years ended July 31, 2001 and 2002 and the interim period from August 1, 2002 through February 10, 2003, there were no disagreements with Perlstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Perlstein, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-K during the fiscal years ended July 31, 2001 and 2002 and the interim period from August 1, 2002 through February 10, 2003.

         Effective February 13, 2003, the Company, dismissed Malone & Bailey PLLC ("M & B"), as the independent accountants of its wholly-owned subsdiary, Soyo Nevada, Inc. The dismissal of M & B and the engagement of GH&C were approved by the Company's Board of Directors.

         Prior to GH&C becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GH&C regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-K.

         M & B audited the Company's financial statements for the fiscal years ended December 31, 2000 and 2001. M & B's reports for these periods did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.

         During the fiscal years ended December 31, 2000 and 2001 and the interim period from January 1, 2001 through February 13, 2003, there were no disagreements with M & B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M & B, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of regulation S-K during the fiscal years ended December 31, 2000 and 2001 and the interim period from January 1, 2001 through February 13, 2003.

                                    PART III

ITEM 9A.  CONTROL PROCEDURES

(a) Evaluation of disclosure controls and procedures:

As of December 31, 2003, the end of the period covered by this annual report, the Company's chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures are not adequate.

The Company's chief executive officer and chief financial officer arrived at this conclusion based on a number of factors, including the following: (1) Our system of internal control during 2003 did not properly record accounts payable to vendors for purchases of inventory, (2) did not properly record adjustments of inventory per the general ledger to physical inventory balances, (3) did not properly record inventory adjustments to the lower cost or market using the average inventory method, (4) did not reconcile our main bank account from August, 2003 through December 31, 2003 (5) had inadequate controls over interim physical inventory procedures (6) and the Company systems and procedures do not generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company does not have an adequate financial reporting process because of the aforementioned material weaknesses including the difficulty in identifying and assembling all relevant contemporaneous documentation for ongoing business transactions; significant turnover in the Company's financial staff . In addition to the foregoing, a former employee withheld financial information from the auditors. Accordingly, the Company's chief executive officer and chief financial officer have concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the fiscal period covered by this report.

In view of the fact that the financial information presented in this annual report was prepared in the absence of adequate internal controls over financial reporting, the Company devoted a significant amount of time and resources to the analysis of the financial information and documentation underlying the financial statements contained in this annual report, including the related interim financial statements, resulting in the restatement of certain interim financial statements. In particular, the Company reviewed all significant account balances and transactions underlying the financial statements to verify the accuracy of the financial statements contained in this annual report.

The Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented. As a result, the Company is in the process of implementing a new software application.

When the Company's senior management realized that there were significant deficiencies, including material weaknesses, in our internal control over financial reporting, it retained outside advisors to assist the Company's financial staff in preparing the Company's financial statements, including the restated interim periods.

The Company has experienced a substantial turnover in finance personnel. The Company's finance operations continue to be understaffed and its personnel lack comprehensive accounting policies and procedures to follow. In addition, the Company's personnel need to be further trained with respect to procedures and systems. The Company has hired a controller and currently is seeking to hire a financial analyst to focus on financial reporting and analysis.

The Company estimates that it may take several months to fully rectify this situation.

(b) Changes in internal control over financial reporting:

In light of the foregoing, management is taking the actions that it deems necessary to rectify the current deficiencies as described above.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table and text sets forth the names and ages of all the Company's directors and executive officers and the key management personnel as of March 31, 2004. The Company's Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                    Age      Position Held
----                    ---      -------------

Ming Tung Chok           42      President, Chief Executive Officer and Director
Nancy Chu                46      Chief Financial Officer, Secretary and Director


         Ming Tung Chok has served as the President, Chief Executive Officer and Director of the Company since the October 25, 2002. Prior to serving in this capacity, Mr. Chok was the Vice President of Engineering of Soyo Group, Inc. for the past 5 years. Mr. Chok received his Bachelor Degree in Electrical Enginnering from the California State University, Long Beach. Mr. Chok is married to Ms. Nancy Chu who is a Director, the Chief Financial Officer and the Secretary of the Company.

         Nancy Chu has served as the Chief Financial Officer, the Secretary and Director of the Company since the October 25, 2002. Prior to serving in this capacity, Ms. Chu was the Vice President of Operations of Soyo Group, Inc. for the past 5 years. Ms. Chu holds a Bachelor Degree in Accounting & Statistics from the Sji Jiang College, Taiwan R.O.C. Ms. Chu is married to Mr. Chok who is the President, Chief Executive Officer and a Director of the Company.

         For the period ended December 31, 2003, certain corporate actions were conducted by unanimous written consent of the Board of Directors, including the Acquisition.

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

Audit Committee

         Because there are only two members of the Board of Directors, we do not have any committees.

Communications with the Board **

Any shareholder may communicate directly with the Board of Directors. The Board of Directors has established the following system to receive, track and respond to communications from shareholders addressed to the Company's Board of Directors and its committees and members. Any shareholder may address his or her communication to the Board of Directors, or an individual Board member and send the communication addressed to the recipient group or individual, care of Soyo Group, Inc., Corporate Secretary, 1420 South Vintage Ave., Ontario, CA 91761. The Corporate Secretary will review all communications and deliver the communications to the appropriate party in the Corporate Secretary's discretion. The Corporate Secretary may take additional action or respond to communications in accordance with instructions from the recipient of the communication.

Code of Ethics

We believe that good corporate governance practices promote the principles of fairness, transparency, accountability and responsibility and will ensure that our Company is managed for the long-term benefit of its shareholders. During the past year, we have continued to review our corporate governance policies and practices and to compare them to those suggested by various authorities in corporate governance and the practices of other public companies. Accordingly, in March 2004, the Board adopted a Code of Ethics and Conduct. You may obtain a copy of the Code of Ethics and Conduct and other information regarding our corporate governance practices by writing to the Corporate Secretary, 1420 South Vintage Ave., Ontario, CA 91761.

ITEM 11.      EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid during fiscal year ended December 31, 2001, 2002 and 2003 to the Company's Chief Executive Officer and Chief Financial Officer.


                           SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                               Long-Term Compensation
----------------------------------------------------------------- -------------------------------------- -----------
                                                                             Awards            Payouts
--------------------- --------- --------- ---------- ------------ -------------------------- ----------- -----------
                                                        Other                   Securities
                                                       Annual     Restricted    Underlying               All Other
                                                       Compen-      Stock        Options/       LTIP       Compen-
Name and Principal       Year     Salary     Bonus     sation      Award(s)        SARs       Payouts      sation
Position                           ($)        ($)        ($)         ($)           (#)           ($)         ($)
--------------------- --------- --------- ---------- ----------- ------------ -------------- ----------- -----------
                         2003    $144,000
Ming Tung Chok           2002    $138,000      0          0            0             0             0          0
President and CEO        2001    $ 72,000
--------------------- --------- --------- ---------- ----------- ------------ -------------- ----------- -----------
                         2003    $119,987
Nancy Chu                2002    $116,500      0          0            0             0             0          0
Chief Financial          2001    $ 78,000
Officer
--------------------- --------- --------- ---------- ----------- ------------ -------------- ----------- -----------



         The Company does maintain, nor has it maintained in the past, any employee benefit plans. No executive officer has been granted any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2004 by (i) those persons or groups known to the Company who beneficially own more than 5% of the Company's common stock;
(ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2003; and,
(iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.


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
No. 21 Wu-kung 5 Road
Hsing Chuang City
Taipu Hsien
Taiwan, ROC
--------------------
         (1) Unless otherwise  provided,  the addresses of these holders is 1420
S. Vintage Ave. Ontario California 91761.

         (2)  The  percentage   ownership  is  based  upon   40,000,000   shares
outstanding on March 31, 2003.

         (3) Since Ming Tung Chok and Nancy Chu are husband and wife, they are considered beneficial owners of each others common stock. Collectively, they own 26,209,548 shares and are each considered beneficial owners of 26,209,548 shares.

         (4) Andy Chu, through his majority ownership of Soyo Taiwan, is the beneficial holder of 1,000,000 shares of Series A Convertible Preferred Stock, which has a floating rate conversion ratio which, if the Preferred Stock were converted at the closing bid price of $0.17 per share on April 11, 2003, Soyo Taiwan would have received 5,882,353 shares of the Company's common stock.

[Update for Series B]

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ming Tung Chok, the President and Chief Executive Officer of the Company, is married to Nancy Chu, the Chief Financial Officer of the Company. Andy Chu, the President and majority shareholder of Soyo Taiwan, is the brother of Nancy Chu.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES


Independent Accountant Fees

         The following table sets forth the aggregate fees for professional audit services rendered by Grobstein, Horwath & Company LLP for the audit of the Company's annual financial statements for the fiscal years 2003 and 2002, and fees billed for other services provided by Grobstein, Horwath for fiscal years 2003 and 2002. Certain amounts from fiscal year 2002 have been reclassified to conform to new presentation requirements.

                                                        Fiscal Year Ended
                                                        2003         2002
                                                        ----         ----
Audit Fees                                            $205,640     $ 38,926
Audit-Related Fees (1)                                    --           --
Tax Fees (2)                                              --          1,000
All Other Fees                                            --           --
Total Fees Paid                                        $205,600    $ 39,926
---------------------------
(1) Includes accounting and reporting consultations related to acquisitions and internal (2) control procedures. (3) Includes fees for service related to tax compliance services, preparation and filing (4) of tax returns and tax consulting services.


ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

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

NONE.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOYO GROUP, INC.


Dated:  May 14, 2004            By  /s/ Ming Tung Chok
                                   -------------------------------------------
                                   Name: Ming Tung Chok
                                   Title:  President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  May 14, 2004            By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title: President, Chief Executive Officer and Director


Dated:  May 14, 2004            By  /s/ Nancy Chu
                                   ---------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and Director

                         Soyo Group, Inc. and Subsidiary
                   Index to Consolidated Financial Statements




                                                                            Page
                                                                            ----

Report of Independent Public Accountants
  - Grobstein, Horwath & Company LLP                                         F-2
  - Malone & Bailey, PLLC                                                    F-3

Consolidated Balance Sheets - December 31, 2003 and 2002               F-4 - F-5

Consolidated Statements of Operations -
  Years Ended December 31, 2003, 2002 and 2001                               F-6

Consolidated Statements of Shareholders' Deficiency -
  Years Ended December 31, 2003, 2002 and 2001                               F-7

Consolidated Statements of Cash Flows -
  Years Ended December 31, 2003, 2002 and 2001                         F-8 - F-9

Notes to Consolidated Financial Statements -
  Years Ended December 31, 2003, 2002 and 2001                       F-10 - F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Soyo Group, Inc. and Subsidiary
Ontario, California

         We have audited the accompanying consolidated balance sheets of Soyo Group, Inc. and Subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soyo Group, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

         As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".




Grobstein, Horwath & Company LLP

Sherman Oaks, California
May 12, 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Soyo Group, Inc.
Ontario, California

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

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Soyo Group, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Malone & Bailey, PLLC
Houston, Texas
October 24, 2002

                         Soyo Group, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                           December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------


ASSETS

CURRENT
  Cash and cash equivalents                        $    717,196    $    623,296
  Certificate of deposit, restricted                       --         1,000,000
  Accounts receivable, net of allowance
    for doubtful accounts of $856,386
    and $620,605 at December 31, 2003
    and 2002, respectively                            6,818,729       6,725,425
  Inventories, including $3,426,342
    and $9,359,190 purchased from Soyo
    Computer, Inc. in 2003 and 2002,
    respectively                                      5,036,125      12,358,255
  Prepaid expenses                                       43,973          50,714
  Income tax refund receivable                           47,000          47,000
                                                   ------------    ------------
                                                     12,663,023      20,804,690
                                                   ------------    ------------

Property and equipment                                   86,483          91,394
Less:  accumulated depreciation and
  amortization                                          (45,088)        (31,300)
                                                   ------------    ------------
                                                         41,395          60,094
                                                   ------------    ------------

Deposits                                                 25,035          50,000
                                                   ------------    ------------
                                                   $ 12,729,453    $ 20,914,784
                                                   ============    ============


















                                   (continued)

                         Soyo Group, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                           December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------


LIABILITIES

CURRENT
  Accounts payable -
    Soyo Computer, Inc.                            $  6,557,253    $ 12,803,935
    Other                                             5,475,999       4,554,820
  Accrued liabilities                                   592,984       1,508,224
  Advances from officer,
    director and major
    shareholder                                         240,000            --
  Revolving note payable                                   --         1,200,000
                                                   ------------    ------------
                                                     12,663,023      20,066,979
                                                   ------------    ------------

NON-CURRENT
  Long-term payable - Soyo Computer,
    Inc                                              12,000,000      12,000,000
                                                   ------------    ------------

SHAREHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      1,000,000 shares of Class A
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($1,000,000 aggregate
      liquidation value)                                  1,000           1,000
  Common stock, $0.001 par value
    Authorized - 75,000,000 shares
    Issued and outstanding -
      40,000,000 shares                                  40,000          40,000
  Additional paid-in capital                            459,000         459,000
  Accumulated deficit                               (12,636,783)    (11,652,195)
                                                   ------------    ------------
                                                    (12,136,783)    (11,152,195)
                                                   ------------    ------------
                                                   $ 12,729,453    $ 20,914,784
                                                   ============    ============












       See accompanying report of independent public accountants and notes to consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                              Years Ended December 31,
                                   --------------------------------------------
                                       2003            2002            2001
                                   ------------    ------------    ------------

Net revenues                       $ 31,034,239    $ 49,644,417    $ 63,091,190

Cost of revenues, including
  inventory purchased from
  Soyo Computer, Inc. of
  $18,595,960, $42,219,164
  and $41,633,352 in 2003, 2002
  and 2001, respectively             27,960,377      53,648,389      58,714,548
                                   ------------    ------------    ------------
Gross margin (deficit)                3,073,862      (4,003,972)      4,376,642
                                   ------------    ------------    ------------

Costs and expenses:
  Sales and marketing                   814,847       1,335,070         794,196
  General and administrative          2,833,118       3,141,338       2,716,778
  Provision for doubtful accounts       390,555       2,009,218         781,791
  Depreciation and amortization -
    Property and equipment               15,689          13,669           8,844
    Goodwill                               --              --           417,106
  Impairment of goodwill                   --           389,307            --
                                   ------------    ------------    ------------
    Total costs and expenses          4,054,209       6,888,602       4,718,715
                                   ------------    ------------    ------------
Loss from operations                   (980,347)    (10,892,574)       (342,073)
                                   ------------    ------------    ------------

Other income (expense):
  Interest income                        26,252          43,469          37,576
  Interest expense                      (26,248)        (47,627)        (25,190)
  Other income (expense), net            (3,445)        117,074          13,846
                                   ------------    ------------    ------------
Other income (expense), net              (3,441)        112,916          26,232
                                   ------------    ------------    ------------
Loss before provision (benefit)
  for income taxes                     (983,788)    (10,779,658)       (315,841)

Provision (benefit) for income
  taxes                                     800         (46,200)         74,563
                                   ------------    ------------    ------------
Net loss                           $   (984,588)   $(10,733,458)   $   (390,404)
                                   ============    ============    ============


Net loss per common share -
  Basic and diluted                $      (0.03)   $      (0.35)   $      (0.01)
                                   ============    ============    ============


Weighted average number of shares
  of common stock outstanding -
  Basic and diluted                  40,000,000      30,384,320      28,182,750
                                   ============    ============    ============






       See accompanying report of independent public accountants and notes to consolidated financial statements.


                         Soyo Group, Inc. and Subsidiary
               Consolidated Statements of Shareholders' Deficiency
                  Years Ended December 31, 2003, 2002 and 2001



                                     Common Stock                 Preferred Stock          Additional        Total
                             ---------------------------   ---------------------------      Paid-in      Accumulated   Shareholders'
                                Shares        Par Value       Shares        Par Value       Capital        Deficit      Deficiency
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2001       28,182,750   $     28,183      1,000,000   $      1,000   $    470,817   $   (528,333)  $    (28,333)

Net loss for the year
  ended December 31, 2001        (390,404)      (390,404)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001     28,182,750         28,183      1,000,000          1,000        470,817       (918,737)      (418,737)

Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                  11,817,250         11,817           --             --          (11,817)          --             --

Net loss for the year
  ended December 31, 2002            --             --             --             --             --      (10,733,458)   (10,733,458)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002     40,000,000         40,000      1,000,000          1,000        459,000    (11,652,195)   (11,152,195)

Net loss for the year
  ended December 31, 2003            --             --             --             --             --         (984,588)      (984,588)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003     40,000,000   $     40,000      1,000,000   $      1,000   $    459,000   $(12,636,783)  $(12,136,783)
                             ============   ============   ============   ============   ============   ============   ============


























       See accompanying report of independent public accountants and notes to consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                               Years Ended December 31,
                                   --------------------------------------------
                                       2003            2002            2001
                                   ------------    ------------    ------------

OPERATING ACTIVITIES
Net loss                           $   (984,588)   $(10,733,458)   $   (390,404)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
      Depreciation and
        amortization                     15,689          13,669           8,844
      Amortization of goodwill             --              --           417,106
      Provision for doubtful
        accounts                        390,555       2,009,218         781,791
      Impairment of goodwill               --           389,307            --
      Loss on disposition of
        fixed assets                      7,600            --              --
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Accounts receivable          (483,860)      1,243,005      (1,508,671)
          Inventories                 7,322,130       2,243,166      (9,125,039)
          Prepaid expenses                6,741         (25,453)           (816)
          Note receivable                  --              --           734,911
          Income taxes receivable          --           (47,000)         63,000
          Deposits                       24,965          59,000         (18,878)
        Increase (decrease) in:
          Accounts payable -
            Soyo Computer, Inc.      (6,246,682)      3,612,641       6,217,342
          Accounts payable -
            other                       921,179         350,477       2,457,361
          Accrued liabilities          (915,240)      1,450,371          (2,269)
          Income taxes payable             --           (75,044)         75,044
                                   ------------    ------------    ------------
  Net cash provided by (used in)
    operating activities                 58,489         489,899        (290,678)
                                   ------------    ------------    ------------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                            (4,589)        (35,053)         (1,740)
                                   ------------    ------------    ------------
  Net cash used in
    investing activities                 (4,589)        (35,053)         (1,740)
                                   ------------    ------------    ------------







                                  (continued)

                         Soyo Group, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (continued)


                                               Years Ended December 31,
                                    -------------------------------------------
                                        2003            2002           2001
                                    ------------    ------------   ------------

FINANCING ACTIVITIES
  Net increase (decrease) in
    revolving note payable            (1,200,000)           --        1,200,000
  (Increase) decrease in
    restricted cash                    1,000,000            --       (1,000,000)
  Advances from officer, director
    and major shareholder                360,000            --             --
  Repayment of advances to
    officer, director and
    major shareholder                   (120,000)           --             --
                                    ------------    ------------   ------------
  Net cash provided by
    financing activities                  40,000            --          200,000
                                    ------------    ------------   ------------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                 93,900         454,846        (92,418)
  At beginning of year                   623,296         168,450        260,868
                                    ------------    ------------   ------------
  At end of year                    $    717,196    $    623,296   $    168,450
                                    ============    ============   ============



SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash paid for interest              $     26,248    $     44,096   $     25,190
                                    ============    ============   ============

Cash paid for income taxes          $      1,000    $       --     $       --
                                    ============    ============   ============



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

                         Soyo Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002 and 2001


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

          Subsequent to this transaction, Soyo Taiwan maintained an equity interest in Soyo, continued to be the primary supplier of inventory to Soyo, and was a major creditor. In addition, there was no change in the management of Soyo and no new capital invested, and there was a continuing family relationship between the management of Soyo and Soyo Taiwan. As a result, this transaction was accounted for as a recapitalization of Soyo Nevada, pursuant to which the accounting basis of Soyo Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Soyo Nevada are now the historical financial statements of the Company, and pro forma information has not been presented, as this transaction is not a business combination.

          In conjunction with this transaction, Soyo Nevada transferred $12,000,000 of accounts payable to Soyo Taiwan to long-term payable, without interest, due December 31, 2005. During the first quarter of 2004, the Company agreed with a third party to convert long-term accounts payable into convertible preferred stock. The Company plans to issue the preferred stock during the second quarter of 2004.(see Note 11).

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

          On October 24, 2002, the primary members of Soyo Nevada management were Ming Tung Chok, the Company's President, Chief Executive Officer and Director, and Nancy Chu, the Company's Chief Financial Officer, Secretary and Director. Ming Tung Chok and Nancy Chu are husband and wife. Andy Chu, the President and major shareholder of Soyo Taiwan, is the brother of Nancy Chu.

          Unless the context indicates otherwise, Soyo and its wholly-owned subsidiary, Soyo Nevada, are referred to herein as the "Company".

     b.   Business and Outlook

          The Company sells computer components and peripherals to distributors and retailers primarily in North, Central and South America. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

          During the years ended December 31, 2000 and 2001, and the period from January 1, 2002 through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan.

          During the years ended December 31, 2000 and 2001, the Company's sales were $62,173,829 and $63,091,190, respectively, with gross margins of 4.8% and 6.9%, respectively. During the year ended December 31, 2002, the Company's sales decreased to $49,644,417, with a negative gross margin of 8.1%, due to various factors, including the West Coast dock strike in September and early October 2002. The impact of the initial supply interruption, combined with the abrupt release of large amounts of inventory, caused a rapid drop in wholesale prices for the Company's products in November and December 2002. The Company incurred a net loss in 2001, 2002 and 2003.

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

          At December 31, 2002, the Company also reviewed the realizability of its inventory, and reduced the carrying amount by $2,123,307, of which $1,700,001 was applicable to the nine months ended September 30, 2002, and $423,306 was applicable to the three months ended December 31, 2002. At
     December 31, 2003, the Company also reclassified $1,126,393 of cost of revenues from the three months ended December 31, 2002 to the three months ended September 30, 2002 (see Note 12).

          During early 2003, as a result of the Company changing its product mix to focus on the sales of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin improved compared to 2002.

          As of December 31, 2003, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder.

          Since October 24, 2002, the date that Soyo Nevada became a wholly-owned subsidiary of VWHC, Soyo has attempted to implement various measures designed to improve its operating results, cash flows and financial position, including the following:

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

          There can be no assurances that these measures will result in an improvement in the Company's operations or liquidity. To the extent that the Company's operations and liquidity does not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources. The Company may also have to consider a formal or informal restructuring or reorganization.

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

2.   Basis of Presentation and Summary of Significant Accounting Policies

     a.   Presentation

          The consolidated financial statements include the accounts of Soyo and Soyo Nevada. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     b.   Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs and inventories. Actual results could differ from those estimates.

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

          During the years ended December 31, 2003 and 2002, the Company wrote-down the value of its inventory by $429,230 and $2,123,307, respectively. The Company did not record write-down the value of its inventory during the year ended December 31, 2001.

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

     f. Impairment or Disposal of Long-Lived Assets

          Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. No impairment losses associated with the Company's long-lived assets (excluding goodwill) were recognized during the years ended December 31, 2003 and 2002.

     g.   Revenue Recognition

          The  Company  recognizes  revenue  when  persuasive   evidence  of  an
     arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

          The Company recognizes product sales generally at the time the product is shipped, although under certain circumstances the Company recognizes product sales at the time the product reaches its destination. Concurrent with the recognition of revenue, the Company provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Shipping and handling costs are included in cost of goods sold.

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

     j.   Concentration of Cash and Credit Risk

          The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts to date. Management believes that the Company is not exposed to any significant risk on the Company's cash balances.

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

     k.   Advertising

          Advertising costs are charged to expense as incurred. The Company has not incurred direct advertising costs. However, the Company may participate in cooperative advertising programs with certain of its customers by paying a stipulated percentage of the sales invoice price. Cooperative advertising costs paid for the years ended December 31, 2003, 2002 and 2001 were $728,488, $907,505 and $445,729, respectively, and are presented under sales and marketing costs in the accompanying consolidated statements of operations.

     l.   Income Taxes

          The Company accounts for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

     m.   Loss Per Common Share

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2001, 2002 and 2003 because the Company incurred a loss during such periods and their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2003, 2002 and 2001.

          The loss per common share calculation for the years ended December 31, 2001 and 2002 reflects the retroactive restatement of shareholders' deficiency to reflect the effect of the October 2002 recapitalization. As of December 31, 2003, potentially dilutive securities consisted of 1,000,000 shares of convertible preferred stock with a stated liquidation value of $1.00 per share that are convertible into common stock at the fair market value of the underlying common stock. For the year ended December 31, 2003, 9,090,909 shares of common stock were issuable upon conversion of the convertible preferred stock, based on the trading price of the common stock on December 31, 2003 of $0.11 per share.

     n.   Comprehensive Income

          The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the years ended December 31, 2003, 2002 and 2001.

     o.   Fair Value of Financial Instruments

          The Company believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2003 approximate their respective fair values due to the short-term nature of those instruments.

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

          In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company will provide prominent footnote disclosure with respect to stock-based employee compensation, and the effect of the method used on reported results. The value of a stock-based award will be determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount will be charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

          The Company has not issued any stock-based compensation to date.

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

     r.   Recent Accounting Pronouncements

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company's financial statement presentation or disclosures.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant effect on the Company's financial statement presentation or disclosures.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 for long-lived assets held for use did not have a significant effect on the Company's financial statement presentation or disclosures.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective December 31, 2002. The Company has determined that it will continue to account for stock-based employee compensation in accordance with APB No. 25.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No.
     34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ended after December 15, 2002. The adoption of FIN 45 did not have a significant effect on the Company's financial statement presentation or disclosures.

          In November 2002, the FASB's Emerging Issues Task Force ("EITF") issued EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003. The adoption of EITF No. 00-21 did not have a significant effect on the Company's financial statement presentation or disclosures.

          In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:
     (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Early adoption is permitted. The Company adopted FIN 46 as of December 31, 2003. The adoption of FIN 46 did not have a significant effect on the Company's financial statement presentation or disclosures.



3.   Accounts Receivable

The Company's accounts receivable at December 31, 2003 and 2002 are summarized as follows:


                                                          December 31,
                                                    --------------------------
                                                        2003           2002
                                                    -----------    -----------

Accounts receivable                                 $ 7,675,115    $ 7,346,030
Less:  allowance for doubtful accounts                 (856,386)      (620,605)
                                                    -----------    -----------
                                                    $ 6,818,729    $ 6,725,425
                                                    ===========    ===========


     Changes in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:



                                                      Years Ended December 31,
                                             -----------------------------------------
                                                2003           2002           2001
                                             -----------    -----------    -----------
Balance, beginning of year                   $   620,605    $   653,259    $   364,199
Add:  Amounts provided during the year           390,555      2,009,218        472,881
Less:  Amounts written off during the year      (154,774)    (2,041,872)      (183,821)
                                             -----------    -----------    -----------
Balance, end of year                         $   856,386    $   620,605    $   653,259
                                             ===========    ===========    ===========

     During the year ended December 31, 2001, the total amount charged to operations with respect to uncollectible accounts receivable aggregated $781,791, consisting of additions to the allowance for doubtful accounts of $472,881 and accounts receivable charged off directly to operations of $308,910.

     The Company's management believes that the balance of the allowance for doubtful accounts at December 31, 2003 and 2002 was sufficient to cover any past due accounts whose collection is considered doubtful at such dates.


4.   Property and Equipment

     At December 31, 2003 and 2002, property and equipment consisted of the following:


                                                               December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------

Computer and equipment                                     $ 58,455    $ 56,378
Furniture and fixtures                                       17,773      16,841
Leasehold improvements                                        1,580       9,500
Automobile                                                    8,675       8,675
                                                           --------    --------
                                                             86,483      91,394
Less:  accumulated
  depreciation and
  amortization                                              (45,088)    (31,300)
                                                           --------    --------
                                                           $ 41,395    $ 60,094
                                                           ========    ========


     For the years ended December 31, 2003, 2002 and 2001, depreciation and amortization expense related to property and equipment was $15,689, $13,669 and $8,844, respectively.


5.   Goodwill

     Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition in 1999, accounted for using the purchase method. Goodwill was being amortized on the straight-line basis over a three year period.

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill. No impairment was recorded upon the adoption of this accounting standard. At January 1, 2002, goodwill was $1,251,325, less accumulated amortization of $862,018. At December 31, 2002, goodwill was reviewed for impairment and the remaining balance of $389,307 was charged to operations.


6.   Revolving Note Payable

     On June 4, 2002, the Company entered into a revolving loan agreement with a financial institution for $1,200,000. Borrowings under the loan agreement bore interest at 3.75% per annum and were secured by a $1,000,000 certificate of deposit, with Soyo Taiwan guaranteeing the remaining $200,000 of borrowings. The Company did not renew the revolving loan agreement when it expired in September 2003. The proceeds from the $1,000,000 certificate of deposit were used to repay the principal balance outstanding on the revolving loan agreement.

7.   Advances from Officer, Director and Major Shareholder

     During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003. The Company expects to repay the remainder during 2004.


8.   Commitments and Contingencies

     a.   Operating Lease

          The Company leases its office and warehouse premises under a five-year non-cancelable operating lease that expires on November 31, 2008, with a five year renewal option. The lease provides for monthly payments of base rent and an unallocated portion of building operating costs. The minimum future lease payments are as follows:

     Years Ending December 31,
     -------------------------

     2004             $184,560
     2005              184,560
     2006              193,110
     2007              194,820
     2008              178,585

          Rent expense for the years ended December 31, 2003, 2002 and 2001 was $276,044, $361,140 and $308,422, respectively.

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


9.   Income Taxes

     Prior to 2002, Soyo Taiwan and Soyo Nevada did not file consolidated tax returns. For the years ended December 31, 2003, 2002 and 2001, the Company incurred net losses and accordingly, had no tax liability, other than minimum state franchise taxes.

     As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $12,290,000 and $7,101,000, respectively, expiring in various years through 2023, which can be used to offset future taxable income, if any. Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of a portion of the Company's federal and state net operating loss carryforwards may be limited as a result of changes in stock ownership during October 2002. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

     Deferred income taxes consisted of the following at December 31, 2003:

     Deferred tax assets:
       Net operating loss carryforwards                             $ 4,841,000
       Allowance for doubtful accounts                                  393,000
       Other                                                             10,000
                                                                    -----------
                                                                      5,244,000
       Less:  Valuation allowance                                    (5,244,000)
                                                                    -----------
                                                                    $      --
                                                                    ===========

     The provision (benefit) for federal income taxes consists of the following for the years ended December 31, 2003, 2002 and 2001:

                                                    Years Ended December 31,
                                                --------------------------------
                                                  2003        2002        2001
                                                --------    --------    --------

     Current provision                          $    800    $    800    $ 74,563
     Recognition of income tax refund
       receivable resulting from net
       operating loss carryback                     --       (47,000)       --
                                                --------    --------    --------
                                                $    800    $(46,200)   $ 74,563
                                                ========    ========    ========


     The provision for income taxes using the statutory federal income tax rate as compared to the Company's effective tax rate is summarized as follows:

                                                Years Ended December 31,
                                       ----------------------------------------
                                          2003            2002          2001
                                       ----------      ----------    ----------

     Provision for income taxes at
       federal statutory rate                (34)%           (34)%         (34)%
     Depreciation recorded in excess
       of tax depreciation                      -               -            24
     Effect of IRS Section 263a                 -               -            16
     Effect of utilization of net
       operating loss                           -               -            20
     Other items, net                           -               -            (2)
     Valuation allowance                       34              34             -
                                       ----------      ----------    ----------
     Income tax provision                      - %             - %          24 %
                                       ==========      ==========    ==========


10.  Significant Concentrations

     a.   Customers

          The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                                  Years Ended December 31,
                                         ---------------------------------------
                                             2003          2002          2001
                                         -----------   -----------   -----------
     Revenues
       Distributors                      $13,055,046   $ 7,376,500   $13,035,994
       Retailers                          17,979,193    42,267,917    50,055,196
                                         -----------   -----------   -----------
                                         $31,034,239   $49,644,417   $63,091,190
                                         ===========   ===========   ===========

          During the years ended December 31, 2003, 2002 and 2001, the Company offered price protection to certain customers under specific programs aggregating $2,129,046, $1,054,735 and $316,424, respectively, which reduced net revenues and accounts receivable accordingly.

          Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

          During the year ended December 31, 2003, the Company had one customer that accounted for revenues of $9,943,855, equivalent to 32% of net revenues.

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

     b.   Geographic Segments

          Revenues by geographic segment are summarized as follows:

                                                  Years Ended December 31,
                                         ---------------------------------------
                                             2003          2002          2001
                                         -----------   -----------   -----------

     Revenues
       North America                     $23,043,136   $42,033,632   $54,041,229
       Central and South America           7,391,804     3,816,747     7,886,606
       Other locations                       599,299     3,794,038     1,163,355
                                         -----------   -----------   -----------
                                         $31,034,239   $49,644,417   $63,091,190
                                         ===========   ===========   ===========

     c.   Suppliers

          A substantial majority of the Company's inventories are manufactured by Soyo Taiwan and are purchased from Soyo Taiwan or an affiliate of Soyo Taiwan on an open account basis.

          Through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan (see Note 1). Subsequent to that date, Soyo Taiwan has agreed to continue to provide inventory to Soyo on an open account basis through December 31, 2005.

          The following is a summary of the Company's transactions and balances with Soyo Taiwan as of and for the years ended December 31, 2003, 2002 and 2001:

                                                            December 31,
                                                    ----------------------------
                                                        2003             2002
                                                    -----------      -----------

          Accounts payable to Soyo Taiwan           $ 6,557,253      $12,803,935
          Long-term payable to Soyo Taiwan           12,000,000       12,000,000


                                                Years Ended December 31,
                                         ---------------------------------------
                                            2003           2002          2001
                                         ----------    -----------   -----------

          Purchases from Soyo Taiwan     $20,188,354   $42,219,164   $41,633,352
          Payments to Soyo Taiwan         18,842,244    35,946,037    35,416,010


          During the years ended December 31, 2003, 2002 and 2001, the Company received price protection from Soyo Taiwan of $651,215, $394,071 and $0, respectively, which reduced inventory and accounts payable accordingly.

11.  Shareholders' Deficiency

     a.   Common Stock

          As of December 31, 2002, the Company had authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

          Effective October 24, 2002, the Company issued 28,182,750 shares of common stock to Ming Tung Chok and Nancy Chu, who are members of Soyo Nevada management (see Note 1). The shares of common stock were valued at par value, since the transaction was deemed to be a recapitalization of Soyo Nevada. During October 2002, the management of Soyo Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of Soyo Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of common stock. Accordingly, management currently owns 26,209,548 shares of the 40,000,000 shares of common stock outstanding at December 31, 2003.

     b.   Preferred Stock

          As of December 31, 2003, the Company had authorized 10,000,000 shares of preferred stock with a par value $0.001 per share.

          The Board of Directors is vested with the authority to divide the authorized shares of preferred stock into series and to determine the relative rights and preferences at the time of issuance of the series.

          Effective October 24, 2002, the Company issued 1,000,000 shares of Class A convertible preferred stock to Soyo Taiwan (see Note 1) with a stated liquidation value of $1.00 per share. The shares of Class A preferred stock were valued at par value, since the transaction was deemed to be a recapitalization of Soyo Nevada. Each share of Class A preferred stock has one vote per share. The Class A preferred stock has no stated dividend rate. The shares of Class A preferred stock are convertible, in whole or in part, into common stock based on the $1.00 stated value, at any time during the three-year period subsequent to their issuance, based on the average closing bid price of the common stock for a period of five business days prior to conversion. On October 24, 2005, any unconverted shares of Class A preferred stock automatically convert into shares of common stock on the same conversion terms.

          Effective December 30, 2003, Soyo Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. As part of the agreement, Soyo Taiwan required that the purchaser would be limited to collecting a maximum of $1,630,000 of the $12,000,000 from the Company without the prior consent of Soyo Taiwan. Soyo Taiwan forgave debt in an amount equal the difference between $12,000,000 and the value of the preferred stock. This forgiveness will be treated as a capital transaction. Payment was received by Soyo Taiwan in February and March 2004. An agreement was reached in the first quarter of 2004 whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.

          The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock based on the $1.00 stated value, at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. No more than 500,000 shares of Class B preferred stock may be converted into common stock in any one year. On December 31, 2008, any unconverted shares of Class B preferred stock automatically convert into shares of common stock based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. Beginning one year after issuance, upon ten days written notice, the Company or its designee will have the right to repurchase for cash any portion or all of the outstanding shares of Class B preferred stock at 80% of the liquidation value ($0.80 per share). During such notice period, the holder of the preferred stock will have the continuing right to convert any such preferred shares pursuant to which written notice has been received into common stock without regard to the conversion limitation. The Class B preferred stock has unlimited piggy-back registration rights, and is non-transferrable.

          Based on the terms of the agreement between Soyo Taiwan and the third party, and specifically the limitation on the purchaser collecting more than $1,630,000 of the $12,000,000 from the Company without the prior consent of Soyo Taiwan, the Company has determined that this transaction is in substance a capital transaction. Accordingly, the Company will record the issuance of the Class B preferred stock at its fair market value in 2004, with the difference between the $12,000,000 long-term payable and the fair market value of the Class B preferred stock credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock will be recognized as an additional dividend to the Class B preferred stockholder, and will be accreted through December 31, 2008.

     c.   Stock Options and Warrants

          As of December 31, 2003, the Company did not have any stock options or warrants outstanding, and had not adopted a stock option plan.


12.  Quarterly Results (Unaudited)

     Presented below is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

     The quarterly results of operations for the three months ended September 30, 2002 and December 31, 2002 have been restated to reclassify $1,126,393 of cost of revenues from the three months ended December 31, 2003 to the three months ended December 31, 2002, although the results of operations for the full year 2002 did not change.

     The Company also restated the results of operations for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003, to reflect various adjustments, primarily to correct the intra-period allocation of net revenues and cost of revenues.


                                           Three Months Ended
                   --------------------------------------------------------------
                     March 31,        June 30,     September 30,    December 31,
                        2003            2003            2003             2003            Total
                   -------------   -------------   -------------    -------------    -------------
Net revenues       $   9,497,565   $   6,901,834   $   6,759,316    $   7,875,524    $  31,034,239
Gross margin
  (deficit)            1,170,866       1,410,174        (435,457)         928,279        3,073,862
Income (loss)
  from
  operations             139,845         166,179      (1,353,758)          67,387         (980,347)
Income (loss)
  before
  income taxes           130,451         181,372      (1,355,398)          59,787         (983,788)
Income taxes              36,250          28,750          25,680          (89,880)             800
Net income
 (loss)            $      94,201   $     152,622   $  (1,381,078)   $     149,667    $    (984,588)

Net income
  (loss) per
  common share -
    Basic          $        --     $        --     $       (0.03)   $        --      $       (0.03)
    Diluted        $        --     $        --     $       (0.03)   $        --      $       (0.03)

Weighted
  average
  number of
  common
  shares
  outstanding -
    Basic             40,000,000      40,000,000      40,000,000       40,000,000       40,000,000
    Diluted           42,272,727      45,555,556      40,000,000       49,090,909       40,000,000







                                           Three Months Ended
                   --------------------------------------------------------------
                     March 31,        June 30,     September 30,    December 31,
                        2002            2002            2002             2002            Total
                   -------------   -------------   -------------    -------------    -------------

Net revenues       $  15,338,684   $  10,960,636   $  13,625,372    $   9,719,725    $  49,644,417
Gross margin
  (deficit)             (456,937)        269,485        (986,322)      (2,830,198)      (4,003,972)
Loss from
  operations          (2,305,283)       (765,099)     (2,617,518)      (5,204,674)     (10,892,574)
Loss before
  income
  taxes               (2,308,175)       (694,190)     (2,625,977)      (5,151,317)     (10,779,658)
Income taxes                --           (61,679)           --             15,479          (46,200)
Net loss           $  (2,308,175)  $    (632,511)  $  (2,625,977)   $  (5,166,796)   $ (10,733,458)

Net loss per
  common share -
    Basic          $       (0.08)  $       (0.02)  $       (0.09)   $       (0.18)   $       (0.35)
    Diluted        $       (0.08)  $       (0.02)  $       (0.09)   $       (0.18)   $       (0.35)

Weighted
  average
  number of
  common
  shares
  outstanding -
    Basic             28,182,750      28,182,750      28,182,750       28,182,750       30,384,320
    Diluted           28,182,750      28,182,750      28,182,750       28,182,750       30,384,320