Form 10-Q
period 2004-03-31
SOYO GROUP INC
filed 2004-06-15
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

         For the quarterly period ended March 31, 2004

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


                                 (909) 292-2500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         As of May 31, 2004, the registrant had 40,000,000 shares of common stock issued and outstanding.

         Documents incorporated by reference:  None.

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets - March 31, 2004 (Unaudited) and December 31, 2003

               Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2004 and 2003

               Condensed Consolidated Statements of Cash Flows Unaudited) - Three Months Ended March 31, 2004 and 2003

               Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2004 and 2003


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

      Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         Soyo Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                   March 31,       December 31,
                                                     2004              2003
                                                 ------------      ------------
                                                  (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents                      $    157,783      $    717,196
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,023,259 and $856,386 at
    March 31, 2004 and December 31,
    2003, respectively                              6,979,967         6,818,729
  Inventories, including $3,961,109
    and $3,426,342 purchased from
    Soyo Computer, Inc. at March 31,
    2004 and December 31, 2003,
    respectively                                    6,101,491         5,036,125
  Prepaid expenses                                     46,473            43,973
  Income tax refund receivable                         47,000            47,000
                                                 ------------      ------------
                                                   13,332,714        12,663,023
                                                 ------------      ------------

Property and equipment                                 89,983            86,483
Less:  accumulated depreciation
  and amortization                                    (49,143)          (45,088)
                                                 ------------      ------------
                                                       40,840            41,395
                                                 ------------      ------------

Deposits                                               25,035            25,035
                                                 ------------      ------------
                                                 $ 13,398,589      $ 12,729,453
                                                 ============      ============




















                                   (continued)

                         Soyo Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                                   March 31,       December 31,
                                                     2004              2003
                                                 ------------      ------------
(Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
    Soyo Computer, Inc.                          $  7,258,743      $  6,557,253
    Other                                           4,975,051         5,475,999
  Accrued liabilities                                 753,123           592,984
  Advances from officer,
    director and major
    shareholder                                       240,000           240,000
  Note payable                                        213,750              --
                                                 ------------      ------------
                                                   13,440,667        12,866,236
                                                 ------------      ------------


NON-CURRENT
  Long-term payable - Soyo
    Computer, Inc.                                       --          12,000,000
                                                 ------------      ------------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($1,000,000 aggregate
      liquidation value)                                1,000             1,000
    2,500,000 shares of Class B
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($2,500,000 aggregate
      liquidation value)                            1,304,000              --
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    40,000,000 shares                                  40,000            40,000
  Additional paid-in capital                       11,155,000           459,000
  Accumulated deficit                             (12,542,078)      (12,636,783)
                                                 ------------      ------------
                                                      (42,078)      (12,136,783)
                                                 ------------      ------------
                                                 $ 13,398,589      $ 12,729,453
                                                 ============      ============





     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
                                                                    (Restated -
                                                                      Note 6)

Net revenues                                     $  8,594,302      $  9,497,565
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $3,948,177
  and $4,934,401 in 2004 and
  2003, respectively                                7,481,134         8,326,699
                                                 ------------      ------------
Gross margin                                        1,113,168         1,170,866
                                                 ------------      ------------

Costs and expenses:
  Sales and marketing                                  37,152           218,946
  General and administrative                          810,383           808,040
  Provision for doubtful accounts                     166,873              --
  Depreciation and amortization                         4,055             4,035
                                                 ------------      ------------
    Total costs and expenses                        1,018,463         1,031,021
                                                 ------------      ------------
Income from operations                                 94,705           139,845
                                                 ------------      ------------

Other income (expense):
  Interest income                                        --                   5
  Interest expense                                       --              (9,399)
                                                 ------------      ------------
Other expense, net                                       --              (9,394)
                                                 ------------      ------------
Income before provision for
  income taxes                                         94,705           130,451

Provision for income taxes                               --              36,250
                                                 ------------      ------------
Net income                                       $     94,705      $     94,201
                                                 ============      ============


Net income per common share -
  Basic                                          $       --        $       --
  Diluted                                        $       --        $       --


Weighted average number of
  common shares outstanding -
  Basic                                            40,000,000        40,000,000
  Diluted                                          46,666,667        43,571,429





     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2004              2003
                                                  -----------       -----------
                                                                    (Restated -
                                                                       Note 6)

OPERATING ACTIVITIES
  Net income                                      $    94,705       $    94,201
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and
          amortization                                  4,055             4,035
        Provision for doubtful
          accounts                                    166,873              --
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                      (328,111)        1,363,745
            Inventories                            (1,065,366)          940,332
            Prepaid expenses                           (2,500)           (1,821)
          Increase (decrease) in:
            Accounts payable -
              Soyo Computer, Inc.                     701,490        (1,929,539)
            Accounts payable -
              other                                  (500,948)       (1,177,088)
            Accrued liabilities                       160,139           (73,759)
            Income taxes payable                         --              36,000
                                                  -----------       -----------
  Net cash used in operating
    activities                                       (769,663)         (743,894)
                                                  -----------       -----------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                                          (3,500)             --
                                                  -----------       -----------
  Net cash used in investing
    activities                                         (3,500)             --
                                                  -----------       -----------














                                   (continued)

                         Soyo Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                  Three Months Ended March 31,
                                               --------------------------------
                                                   2004                2003
                                               ------------        ------------
(Restated -
Note 6)

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                                $       --          $    360,000
  Proceeds from issuance
    of note payable                                 213,750                --
                                               ------------        ------------
  Net cash provided by
    financing activities                            213,750             360,000
                                               ------------        ------------

CASH AND CASH EQUIVALENTS
  Net decrease                                     (559,413)           (383,894)
  At beginning of period                            717,196             623,296
                                               ------------        ------------
  At end of period                             $    157,783        $    239,402
                                               ============        ============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for -
  Interest                                     $       --          $     12,230
  Income taxes                                 $       --          $     49,156



NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Issuance of 2,500,000
  shares of Class B
  Convertible Preferred
  Stock as settlement of
  $12,000,000 long-term
  payable -
    Preferred stock                            $  1,304,000        $       --
    Additional paid-in
      capital                                  $ 10,696,000        $       --









     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2004 and 2003


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

Subsequent to this transaction, Soyo Taiwan maintained an equity interest in Soyo, continued to be the primary supplier of inventory to Soyo, and was a major creditor. In addition, there was no change in the management of Soyo and no new capital invested, and there was a continuing family relationship between certain members of the management of Soyo and Soyo Taiwan. As a result, this transaction was accounted for as a recapitalization of Soyo Nevada, pursuant to which the accounting basis of Soyo Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Soyo Nevada are now the historical financial statements of the Company.

In conjunction with this transaction, Soyo Nevada transferred $12,000,000 of accounts payable to Soyo Taiwan to long-term payable, without interest, due December 31, 2005. During the three months ended March 31, 2004, the Company agreed with a third party to convert the long-term payable into convertible preferred stock.

Soyo Taiwan also agreed to continue to provide computer parts and components to Soyo on an open account basis at the quantities required and on a timely basis to enable Soyo to continue to conduct its business operations at budgeted levels, which is not less than a level consistent with the operations of Soyo Nevada's business in 2001 and 2000. This supply commitment is effective through December 31, 2005.

On December 9, 2002, Soyo's Board of Directors elected to change Soyo's fiscal year end from July 31 to December 31 to conform to Soyo Nevada's fiscal year end.

On October 24, 2002, the primary members of Soyo Nevada management were Ming Tung Chok, the Company's President, Chief Executive Officer and Director, and Nancy Chu, the Company's Chief Financial Officer. Ming Tung Chok and Nancy Chu are husband and wife. Andy Chu, the President and major shareholder of Soyo Taiwan, is the brother of Nancy Chu.

Unless the context indicates otherwise, Soyo and its wholly-owned subsidiary, Soyo Nevada, are referred to herein as the "Company".

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of Soyo and Soyo Nevada. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Interim Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 is derived from the Company's audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs and inventories. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2004 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Business - The Company sells computer components and peripherals to distributors and retailers primarily in North, Central and South America. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

Earnings Per Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock.

As of March 31, 2004, potentially dilutive securities consisted of 1,000,000 shares of Class A Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, and 2,500,000 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of March 31, 2004, 16,666,667 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock and the Class B Convertible Preferred Stock, consisting of 6,666,667 shares of common stock issuable upon conversion of the Class A Convertible Preferred Stock, based on the average price of $0.15 per common share during the three months ended March 31, 2004, which was less than the closing price of $0.19 per common share on March 31, 2004, and 10,000,000 shares of common stock issuable upon conversion of the Class B Convertible Preferred Stock, based on the $0.25 per share minimum conversion price.

As of March 31, 2003, 3,571,429 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock, based on the closing price of $0.28 per common share during the three months ended March 31, 2003, which was in excess of the average price of $0.37 per common share during the three months ended March 31, 2003.

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three months ended March 31, 2004 and 2003.

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

Stock-Based Compensation - The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation plans, as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148").

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

The Company has not issued any stock-based compensation to date. Accordingly, no pro forma financial disclosure has been presented.


2.  Advances from Officer, Director and Major Shareholder

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003.


3.  Note Payable

On March 29, 2004, an individual loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum (see
Note 7).


4.  Equity-Based Transactions

Effective December 30, 2003, Soyo Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. As part of the agreement, Soyo Taiwan required that the purchaser would be limited to collecting a maximum of $1,630,000 of the $12,000,000 from the Company without the prior consent of Soyo Taiwan. In substance, Soyo Taiwan forgave debt in an amount equal to the difference between the $12,000,000 and the value of the preferred stock issued in settlement of this debt. This forgiveness of debt was treated as a capital transaction. Payment from the third party was received by Soyo Taiwan in February and March 2004. An agreement was reached during the three months ended March 31, 2004 whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.

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

The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the

$12,000,000 long-term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock will be recognized as an additional dividend to the Class B preferred stockholder, and as a reduction to earnings available to common stockholders, and will be accreted from April 1, 2004 through December 31, 2008.


5.  Significant Concentrations

a.  Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                    2004                 2003
                                                 ----------           ----------
Revenues
  Retailers                                      $5,713,801           $7,627,545
  Distributors                                    2,880,501            1,870,020
                                                 ----------           ----------
                                                 $8,594,302           $9,497,565
                                                 ==========           ==========


During the three months ended March 31, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $3,636 and $867,254, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended March 31, 2004 and 2003, the Company had two customers that accounted for revenues of $2,697,593 and $2,871,751, equivalent to 31.4% and 30.2% of net revenues, respectively.

b.  Geographic Segments

Financial information by geographic segments is summarized as follows:

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                    2004                2003
                                                 -----------         -----------

Revenues
  North America                                  $ 6,315,640         $ 8,350,540
  Central and South America                        2,310,889           1,147,025
  Other locations                                    (32,227)               --
                                                 -----------         -----------
                                                 $ 8,594,302         $ 9,497,565
                                                 ===========         ===========

c.  Suppliers

A substantial majority of the Company's inventories are manufactured by Soyo Taiwan and are purchased from Soyo Taiwan or an affiliate of Soyo Taiwan on an open account basis.

Through October 24, 2002, Soyo Nevada was a wholly-owned subsidiary of Soyo Taiwan (see Note 1). Subsequent to that date, Soyo Taiwan has agreed to provide inventory to Soyo on an open account basis through December 31, 2005.

The following is a summary of the Company's transactions and balances with Soyo Taiwan as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003:

                                                      March 31,     December 31,
                                                       2004           2003
                                                    ------------    ------------

Accounts payable to Soyo Taiwan                     $  7,258,743    $  6,557,253
Long-term payable to Soyo Taiwan                            --        12,000,000



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2004             2003
                                                    ------------    ------------

Purchases from Soyo Taiwan                          $  4,482,944    $  5,967,371
Payments to Soyo Taiwan                                5,345,067       7,607,000


During the three months ended March 31, 2003, the Company received price protection from Soyo Taiwan aggregating $307,800, which reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not receive any price protection from Soyo Taiwan during the three months ended March 31, 2004.


6.  Restatement

In conjunction with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, the Company conducted a review of its 2003 interim financial statements. As a result of this review, the Company restated its results of operations for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003, to reflect various adjustments, primarily to correct the intra-period allocation of net revenues and cost of revenues.

The adjustments to the statement of operations for the three months ended March 31, 2003 are summarized as follows:

Net income, as reported                                            $    365,504

Adjustments to:
  Decrease revenues                                                     (86,821)
  Increase cost of revenues                                            (160,557)
  Increase selling, general
    and administrative expenses                                         (23,925)
                                                                   ------------
Net income, as revised                                             $     94,201
                                                                   ============


Net income per common share
  (basic and diluted), as
  reported                                                         $       0.01
                                                                   ============

Net income per common share
  (basic and diluted), as
  revised                                                          $       --
                                                                   ============


Weighted average number of
  common shares outstanding -
  Basic                                                              40,000,000
  Diluted                                                            43,571,429


7. Subsequent Events

On May 29, 2004, the individual who loaned the Company $213,750 on March 29, 2004 loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 29, 2005, with interest at 4% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired Soyo, Inc., a Nevada corporation ("Soyo Nevada"), from Soyo Computer, Inc., a Taiwan corporation ("Soyo Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to Soyo Group, Inc. ("Soyo"). The 1,000,000 shares of preferred stock were issued to Soyo Taiwan and the 28,182,750 shares of common stock were issued to certain members of Soyo Nevada management. During October 2002, certain members of the management of Soyo Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of Soyo Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, Soyo Taiwan and Soyo Nevada management currently own 34,209,548 shares of the 40,000,000 shares of the Company's common stock outstanding.

Subsequent to this transaction, Soyo Taiwan maintained an equity interest in Soyo, continued to be the primary supplier of inventory to Soyo, and was a major creditor. In addition, there was no change in the management of Soyo and no new capital invested, and there was a continuing family relationship between certain members of the management of Soyo and Soyo Taiwan. As a result, for financial reporting purposes, this transaction was accounted for as a recapitalization of Soyo Nevada, pursuant to which the accounting basis of Soyo Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Soyo Nevada are now the historical financial statements of the Company.

Unless the context indicates otherwise, Soyo and its wholly-owned subsidiary, Soyo Nevada, are referred to herein as the "Company".

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                           Three Months Ended March 31,
                                ------------------------------------------------
                                           2004                       2003
                                ---------------------      ---------------------
                                  Amount          %          Amount          %
                                ----------      -----      ----------      -----
Revenues
  Retailers                     $5,713,801       66.5      $7,627,545       80.3
  Distributors                   2,880,501       33.5       1,870,020       19.7
                                ----------      -----      ----------      -----
                                $8,594,302      100.0      $9,497,565      100.0
                                ==========      =====      ==========      =====


Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended March 31, 2004 and 2003, the Company had two customers that accounted for revenues of $2,697,593 and $2,871,751, equivalent to 31.4% and 30.2% of net revenues, respectively.

Financial information by geographic segments is summarized as follows:

                                              Three Months Ended March 31,
                                     -------------------------------------------
                                                2004                   2003
                                     --------------------    -------------------
                                       Amount         %         Amount       %
                                     -----------    -----    -----------   -----

Revenues
  North America                      $ 6,315,640     73.5    $ 8,350,540    87.9
  Central and South America            2,310,889     26.9      1,147,025    12.1
  Other locations                        (32,227)    (0.4)          --       --
                                     -----------    -----    -----------   -----
                                     $ 8,594,302    100.0    $ 9,497,565   100.0
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

During early 2003, as a result of the Company changing its product mix to focus on the sales of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin improved compared to 2002. The Company's sales for the year ended December 31, 2003 were $31,017,439, with a gross margin of 9.9%.

As of March 31, 2004, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder and loans from a private lender.

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

As a  result  of these  factors,  the  Company's  independent  accountants  have included an explanatory paragraph in their report on the Company's 2003 consolidated financial statements indicating that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, and do not include any adjustments that might result from the outcome of this uncertainty.

Restatement:

In conjunction with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, the Company conducted a review of its 2003 interim financial statements. As a result of this review, the Company restated its results of operations for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003, to reflect various adjustments, primarily to correct the intra-period allocation of net revenues and cost of revenues (see "ITEM 4. CONTROLS AND PROCEDURES"). The Company's restated results of operations for the three months ended March 31, 2003 are summarized at Note 6 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies:

The Company prepared its condensed consolidated financial statements in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

Results of Operations:

Three Months Ended March 31, 2004 and 2003:

Net Revenues. Net revenues decreased by $903,263 or 9.5%, to $8,594,302 in 2004, as compared to $9,497,565 in 2003. The decrease in net revenues in 2004 as compared to 2003 was a result of the Company focusing its sales efforts on higher margin accounts with lower credit risk that require reduced vendor support programs.

During the three months March 31, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $3,636 and $867,254, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $1,113,168 or 13.0% in 2004, as compared to $1,170,866 or 12.3% in 2003. During the three months ended March 31, 2003, the Company recorded inventory write-downs of $30,000. The Company did not record any inventory write-downs during the three months ended March 31, 2004.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $181,794 or 83.0%, to $37,152 in 2004, as compared to $218,946 in 2003, reflecting in part reduced vendor support programs funded by the Company. Co-operative marketing program expense was $131,382 in 2003. The Company did not have any co-operative marketing program expense in 2004.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased  by $2,343 or 0.3%,  to $810,383  in 2004,  as compared to $808,040 in
2003.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $166,873 for the three months ended March 31, 2004. The Company did not record a provision for doubtful accounts for the three months ended March 31, 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $4,055 in 2004, as compared to $4,035 in 2003.

Income from Operations. Income from operations was $94,705 for the three months ended March 31, 2004, as compared to income from operations of $139,845 for the three months ended March 31, 2003.

Interest Income. Interest income was $5 in 2003. There was no interest income in 2004.

Interest Expense. Interest expense was $9,399 in 2003. There was no interest expense in 2004.

Provision for Income Taxes. The provision for income taxes was $36,250 in 2003. There was no provision for income taxes in 2004.

Net Income. Net income was $94,705 for the three months ended March 31, 2004, as compared to net income of $94,201 for the three months ended March 31, 2003.

Financial Condition - March 31, 2004:

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

In conjunction with October 2002 transaction, Soyo Nevada transferred $12,000,000 of accounts payable to Soyo Taiwan to long-term payable, without interest, due December 31, 2005. Soyo Taiwan also agreed to continue to provide computer parts and components to Soyo on an open account basis at the quantities required and on a timely basis to enable Soyo to continue to conduct its business operations at budgeted levels, which is not less than a level consistent with the operations of Soyo Nevada's business in 2001 and 2000. This supply commitment is effective through December 31, 2005.

During the three months ended March 31, 2004 and 2003, the Company purchased inventory from Soyo Taiwan aggregating $4,482,944 and $5,967,371. At March 31, 2004, the Company had short-term accounts payable to Soyo Taiwan of $7,258,743. At December 31, 2003, the Company had short-term accounts payable to Soyo Taiwan of $6,557,253 and a long-term payable to Soyo Taiwan of $12,000,000.

During the three months ended March 31, 2003, the Company received price protection from Soyo Taiwan aggregating $307,800, which reduced inventories and accounts payable to Soyo Taiwan accordingly. During the three months ended March 31, 2004, the Company did not receive any price protection from Soyo Taiwan. The Company does not have any formal price protection agreement with Soyo Taiwan. The Company periodically negotiates price protection adjustments with Soyo Taiwan based on current market conditions.

Effective December 30, 2003, Soyo Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. As part of the agreement, Soyo Taiwan required that the purchaser would be limited to collecting a maximum of $1,630,000 of the $12,000,000 from the Company without the prior consent of Soyo Taiwan. In substance, Soyo Taiwan forgave debt in an amount equal to the difference between the $12,000,000 and the value of the preferred stock issued in settlement of this debt. This forgiveness of debt was treated as a capital transaction. Payment from the third party was received by Soyo Taiwan in February and March 2004. An agreement was reached during the three months ended March 31, 2004 whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.

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

The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long-term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock will be recognized as an additional dividend to the Class B preferred stockholder, and as a reduction to earnings available to common stockholders, and will be accreted from April 1, 2004 through December 31, 2008.

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

As a  result  of these  factors,  the  Company's  independent  accountants  have included an explanatory paragraph in their report on the Company's 2003 consolidated financial statements indicating that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, and do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities. The Company utilized cash of $769,663 in operating activities during the three months ended March 31, 2004, as compared to $743,894 in operating activities during the three months ended March 31, 2003.

At March 31, 2004, the Company had cash and cash equivalents of $157,783, as compared to $717,196 at December 31, 2003.

The Company had a working capital deficiency of $107,953 at March 31, 2004, as compared to a working capital deficiency of $203,213 at December 31, 2003, resulting in current ratios of .99:1 and .98:1 at March 31, 2004 and December 31, 2003, respectively.

Accounts receivable increased to $8,003,226 at March 31, 2004, as compared to $7,675,115 at December 31, 2003, an increase of $328,111 or 4.3%. The Company recorded a provision for doubtful accounts of $166,873 for the three months ended March 31, 2004. The Company did not record a provision for doubtful accounts for the three months ended March 31, 2003.

Inventories increased to $6,101,491 at March 31, 2004, as compared to $5,036,125 at December 31, 2003, an increase of $1,065,366 or 21.2% as a result of increased inventory purchases during the three months ended March 31, 2004. At March 31, 2004 and December 31, 2003, $3,961,109 and $3,426,342 of such inventories had been purchased from Soyo Taiwan.

Accounts payable - Soyo Computer, Inc. increased to $7,258,743 at March 31, 2004, as compared to $6,557,253 at December 31, 2003, an increase of $701,490 or 10.7%, as a result of increased inventory purchases.

Accounts payable - other decreased to $4,975,051 at March 31, 2004, as compared to $5,475,999 at December 31, 2003, a decrease of $500,948 or 9.1%, as a result of reduced inventory purchases.

Accrued liabilities increased to $753,123 at March 31, 2004, as compared to $592,984 at December 31, 2003, an increase of $160,139 or 27.0%, as a result of increased accruals with respect to professional fees, insurance and personnel-related costs.

Investing Activities. The Company expended $3,500 in 2004 for the purchase of property and equipment. The Company did not purchase any property and equipment in 2003.

Financing Activities. During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003.

On March 29, 2004, an individual loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May 29, 2004, the same individual loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 29, 2005, with interest at 4% per annum.


Principal Commitments:

A summary of the Company's contractual cash obligations as of March 31, 2004 is as follows:


                                                   Payments Due By Period
                                      -------------------------------------------------
Contractual                            Less than     Between      Between       After
Cash Obligations            Total       1 year      2-3 years    4-5 years     5 years
----------------         ----------   ----------   ----------   ----------   ----------
Operating leases         $  845,915   $  184,563   $  369,527   $  292,225   $     --
Note payable                213,750      213,750         --           --           --
Advances from officer,
  director and major
  shareholder               240,000      240,000         --           --           --
                         ----------   ----------   ----------   ----------   ----------
Total contractual cash
  obligations            $1,299,665   $  638,313   $  369,527   $  292,225   $     --
                         ==========   ==========   ==========   ==========   ==========

Off-Balance Sheet Arrangements:

At March 31, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At March 31, 2004, the Company did not have any material commitments for capital expenditures.

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

As the Company's debt obligations at March 31, 2004 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

During and subsequent to the three months ended March 31, 2004, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were not adequate. The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including that the Company's system of internal control did not: (1) properly record accounts payable to vendors for purchases of inventory, (2) did not properly record adjustments of inventory per the general ledger to physical inventory balances, (3) did not properly record inventory adjustments to the lower cost or market using the average inventory method, (4) did not periodically reconcile the Company's main bank account, (5) did not have adequate controls over interim physical inventory procedures, and
(6) did not generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company does not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling all relevant contemporaneous documentation for ongoing business transactions; significant turnover in the Company's financial staff. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the fiscal period covered by this report.

In view of the fact that the financial information presented in this quarterly report was prepared in the absence of adequate internal controls over financial reporting, the Company devoted a significant amount of time and resources to the analysis of the financial information and documentation underlying the financial statements contained in this quarterly report. In particular, the Company reviewed all significant account balances and transactions underlying the financial statements to verify the accuracy of the financial statements contained in this quarterly report.

The Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented. As a result, the Company is in the process of implementing a new software application.

When the Company's senior management realized that there were significant deficiencies, including material weaknesses, in its internal control over financial reporting, it retained outside advisors to assist the Company's financial staff in preparing the Company's financial statements.

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

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective December 30, 2003, Soyo Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. Payment from the third party was received by Soyo Taiwan in February and March 2004. An agreement was reached during the three months ended March 31, 2004 whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.

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

The shares of preferred stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipient.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

Three Months Ended March 31, 2004:

The Company did not file a Current Report on Form 8-K during the three months ended March 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              SOYO GROUP, INC.
                                        --------------------------
                                               (Registrant)




DATE:  June 14, 2004                    By: /s/ Ming Tung Chok
                                           -----------------------
                                           Ming Tung Chok
                                           President and Chief
                                           Executive Officer







DATE:  June 14, 2004                    By: /s/ Nancy Chu
                                           -----------------------
                                           Nancy Chu
                                           Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number         Description of Document
------         -----------------------


3 Soyo Group, Inc. Certificate of Designation of the Class B Convertible Preferred Stock

4.1 Investment Agreement By and Between Soyo Group, Inc. and Urmston Capital Limited

4.2 Registration Rights Agreement By and Between Soyo Group, Inc. and Urmston Capital Limited

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Ming Tung Chok

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Nancy Chu

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ming Tung Chok and Nancy Chu