Form 10-Q
period 2004-06-30
SOYO GROUP INC
filed 2004-08-23
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

         For the quarterly period ended June 30, 2004

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

         As of June 30, 2004, the registrant had 40,000,000 shares of common stock issued and outstanding.

         Documents incorporated by reference: None.

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - June 30, 2004 (Unaudited) and December 31, 2003

              Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2004 and 2003

              Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2004 and 2003

              Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2004 and 2003


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         Soyo Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                   June 30,        December 31,
                                                     2004              2003
                                                 ------------      ------------
                                                  (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents                      $    524,116      $    717,196
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,052,720 and $856,386 at
    June 30, 2004 and December 31,
    2003, respectively                              6,095,636         6,818,729
  Inventories, including $3,752,122
    and $3,426,342 purchased from
    Soyo Computer, Inc. at June 30,
    2004 and December 31, 2003,
    respectively                                    6,897,974         5,036,125
  Prepaid expenses                                     15,380            43,973
  Income tax refund receivable                         47,000            47,000
                                                 ------------      ------------
                                                   13,580,106        12,663,023
                                                 ------------      ------------

Property and equipment                                206,177            86,483
Less:  accumulated depreciation
  and amortization                                    (53,356)          (45,088)
                                                 ------------      ------------
                                                      152,821            41,395
                                                 ------------      ------------

Deposits                                               20,035            25,035
                                                 ------------      ------------
                                                 $ 13,752,962      $ 12,729,453
                                                 ============      ============





















                                   (continued)

                         Soyo Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                                   June 30,        December 31,
                                                     2004              2003
                                                 ------------      ------------
                                                  (Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
    Soyo Computer, Inc.                          $  5,485,436      $  6,557,253
    Other                                           7,080,344         5,475,999
  Accrued liabilities                                 825,718           592,984
  Advances from officer, director
    and major shareholder                             418,573           240,000
  Note payable                                        913,750              --
                                                 ------------      ------------
                                                   14,723,821        12,866,236
                                                 ------------      ------------


NON-CURRENT
  Long-term payable - Soyo
    Computer, Inc.                                       --          12,000,000
                                                 ------------      ------------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($1,000,000 aggregate
      liquidation value)                                1,000             1,000
    2,500,000 shares of Class B
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($2,500,000 aggregate
      liquidation value)                            1,375,773              --
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    40,000,000 shares                                  40,000            40,000
  Additional paid-in capital                       11,155,000           459,000
  Accumulated deficit                             (13,542,632)      (12,636,783)
                                                 ------------      ------------
                                                     (970,859)      (12,136,783)
                                                 ------------      ------------
                                                 $ 13,752,962      $ 12,729,453
                                                 ============      ============




     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)


                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
                                                                    (Restated -
                                                                      Note 6)

Net revenues                                     $ 10,194,388      $  6,901,834
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $4,237,613
  and $3,223,324 in 2004 and
  2003, respectively                                9,795,416         5,491,660
                                                 ------------      ------------
Gross margin                                          398,972         1,410,174
                                                 ------------      ------------

Costs and expenses:
  Sales and marketing                                 262,136           254,487
  General and administrative                        1,027,198           985,469
  Provision for doubtful accounts                      29,462              --
  Depreciation and amortization                         4,212             4,039
                                                 ------------      ------------
    Total costs and expenses                        1,323,008         1,243,995
                                                 ------------      ------------
Income (loss) from operations                        (924,036)          166,179
                                                 ------------      ------------

Other income (expense):
  Interest income                                        --              25,219
  Interest expense                                     (4,745)          (10,026)
                                                 ------------      ------------
Other income (expense), net                            (4,745)           15,193
                                                 ------------      ------------
Income (loss) before provision
  for income taxes                                   (928,781)          181,372

Provision for income taxes                               --              28,750
                                                 ------------      ------------
Net income (loss)                                    (928,781)          152,622

Less:  Dividends on Class B
  Convertible Preferred Stock                         (71,773)             --
                                                 ------------      ------------
Net income (loss) available
  to common shareholders                         $ (1,000,554)     $    152,622
                                                 ============      ============

Net income (loss) per common share -
  Basic                                          $      (0.03)     $       --
  Diluted                                        $      (0.03)     $       --

Weighted average number of
  common shares outstanding -
  Basic                                            40,000,000        40,000,000
  Diluted                                          40,000,000        45,555,556


     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)


                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
                                                                    (Restated -
                                                                      Note 6)

Net revenues                                     $ 18,788,690      $ 16,399,399
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $9,953,689
  and $8,157,725 in 2004 and
  2003, respectively                               17,276,550        13,818,359
                                                 ------------      ------------
Gross margin                                        1,512,140         2,581,040
                                                 ------------      ------------

Costs and expenses:
  Sales and marketing                                 299,288           473,433
  General and administrative                        1,837,581         1,793,509
  Provision for doubtful accounts                     196,335              --
  Depreciation and amortization                         8,267             8,074
                                                 ------------      ------------
    Total costs and expenses                        2,341,471         2,275,016
                                                 ------------      ------------
Income (loss) from operations                        (829,331)          306,024
                                                 ------------      ------------

Other income (expense):
  Interest income                                        --              25,224
  Interest expense                                     (4,745)          (19,425)
                                                 ------------      ------------
Other income (expense), net                            (4,745)            5,799
                                                 ------------      ------------
Income (loss) before provision
  for income taxes                                   (834,076)          311,823

Provision for income taxes                               --              65,000
                                                 ------------      ------------
Net income (loss)                                    (834,076)          246,823

Less:  Dividends on Class B
  Convertible Preferred Stock                         (71,773)             --
                                                 ------------      ------------
Net income (loss) available
  to common shareholders                         $   (905,849)     $    246,823
                                                 ============      ============

Net income (loss) per common share -
  Basic                                          $      (0.02)     $       0.01
  Diluted                                        $      (0.02)     $       0.01

Weighted average number of
  common shares outstanding -
  Basic                                            40,000,000        40,000,000
  Diluted                                          40,000,000        45,555,556


     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                     2004              2003
                                                  -----------       -----------
                                                                    (Restated -
                                                                      Note 6)

OPERATING ACTIVITIES
  Net income (loss)                               $  (834,076)      $   246,823
    Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
        Depreciation and
          amortization                                  8,267             8,074
        Provision for doubtful
          accounts                                    196,335              --
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                       526,759         2,892,659
            Inventories                            (1,861,849)        4,919,827
            Prepaid expenses                           28,593            21,945
            Deposits                                    5,000              --
          Increase (decrease) in:
            Accounts payable -
              Soyo Computer, Inc.                  (1,071,817)       (5,802,599)
            Accounts payable -
              other                                 1,604,345        (2,879,099)
            Accrued liabilities                       232,734          (257,013)
            Income taxes payable                         --              64,750
                                                  -----------       -----------
  Net cash used in operating
    activities                                     (1,165,709)         (784,633)
                                                  -----------       -----------

INVESTING ACTIVITIES
  Additions to property and
    equipment                                        (119,694)             --
                                                  -----------       -----------
  Net cash used in investing
    activities                                       (119,694)             --
                                                  -----------       -----------














                                   (continued)

                         Soyo Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                   Six Months Ended June 30,
                                               --------------------------------
                                                   2004                2003
                                               ------------        ------------
                                                                    (Restated -
                                                                      Note 6)

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                                $    178,573        $    360,000
  Net decrease in revolving
    note payable                                       --              (197,000)
  Proceeds from issuance
    of note payable                                 913,750                --
                                               ------------        ------------
  Net cash provided by
    financing activities                          1,092,323             163,000
                                               ------------        ------------

CASH AND CASH EQUIVALENTS
  Net decrease                                     (193,080)           (621,633)
  At beginning of period                            717,196             623,296
                                               ------------        ------------
  At end of period                             $    524,116        $      1,663
                                               ============        ============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for -
  Interest                                     $       --          $     13,020
  Income taxes                                 $       --          $      1,050



NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Issuance of 2,500,000
  shares of Class B
  Convertible Preferred
  Stock as settlement of
  $12,000,000 long-term
  payable -
    Preferred stock                            $  1,304,000        $       --
    Additional paid-in
      capital                                  $ 10,696,000        $       --
  Accreted dividends
    added to preferred
    stock                                      $     71,773        $       --





     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2004 and 2003


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

Interim Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 is derived from the Company's audited consolidated financial statements.

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

The results of operations for the three months and six months ended June 30, 2004 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Business - The Company sells computer components and peripherals to distributors and retailers primarily in North, Central and South America. The Company operates in one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand. Inventories consist primarily of computer parts and components.

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

As of June 30, 2004, potentially dilutive securities consisted of 1,000,000 shares of Class A Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, and 2,500,000 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of June 30, 2004, 17,692,308 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock and the Class B Convertible Preferred Stock, consisting of 7,692,308 shares of common stock issuable upon conversion of the Class A Convertible Preferred Stock, based on the closing price of $0.13 per common share at June 30, 2004, which was less than the average price of $0.15 per common share during the six months ended June 30, 2004, and 10,000,000 shares of common stock issuable upon conversion of the Class B Convertible Preferred Stock, based on the $0.25 per share minimum conversion price.

For the three months ended June 30, 2003, 5,555,556 shares of common stock were issuable upon conversion of the Class A convertible preferred stock, based on the trading price of the common stock on June 30, 2003 of $0.18 per share, which information was utilized to calculate diluted income per share.

For the six months ended June 30, 2003, 5,555,556 shares of common stock were issuable upon conversion of the Class A convertible preferred stock, based on the trading price of the common stock on June 30, 2003 of $0.18 per share, which information was utilized to calculate diluted income per share.

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three months and six months ended June 30, 2004 and 2003.

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

During the six months ended June 30, 2004, the Company received a loan of $178,573, which has been recorded as an advance from Ms. Chu. These loans are non-interest bearing and due on demand.

3.   Note Payable

On March 29, 2004, LGT Computer, Inc. loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May 29, 2004, LGT Computer, Inc. loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 29, 2005, with interest at 4% per annum. The principal stockholder and officer of LGT Computer, Inc. is an employee of the Company.


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

The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long-term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock is being recognized as an additional dividend to the Class B preferred stockholder, and as a reduction to earnings available to common stockholders, and is being accreted from April 1, 2004 through December 31, 2008.

5.   Significant Concentrations

a.   Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                      Three Months Ended June 30,     Six Months Ended June 30,
                      ---------------------------    ---------------------------
                          2004            2003           2004            2003
                      -----------     -----------    -----------     -----------
Revenues
  Retailers           $ 5,231,703     $ 5,743,827    $11,578,540     $13,371,372
  Distributors          4,876,737       1,158,007      6,984,557       3,028,027
  Other                    85,948            --          225,593            --
                      -----------     -----------    -----------     -----------
                      $10,194,388     $ 6,901,834    $18,788,690     $16,399,399
                      ===========     ===========    ===========     ===========


During the three months ended June 30, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $70,959 and $605,746, respectively, which reduced net revenues and accounts receivable accordingly.

During the six months ended June 30, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $74,589 and $1,473,000, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended June 30, 2004, the Company had two customers that accounted for revenues of $2,871,468 and $1,523,800, respectively, equivalent to 28.2% and 15.0% of net revenues, respectively. During the three months ended June 30, 2003, the Company had two customers that accounted for revenues of $1,220,740 and $800,555, respectively, equivalent to 17.8% and 11.7% of net revenues, respectively.

During the six months ended June 30, 2004, the Company had two customers that accounted for revenues of $5,072,250 and $1,955,900, respectively, equivalent to 27.0% and 10.4% of net revenues, respectively. During the six months ended June 30, 2003, the Company had two customers that accounted for revenues of $4,092,491 and $2,087,322, respectively, equivalent to 24.9% and 12.7% of net revenues, respectively.

b.   Geographic Segments

Financial information by geographic segments is summarized as follows:

                       Three Months Ended June 30,    Six Months Ended June 30,
                       ---------------------------   ---------------------------
                           2004           2003           2004           2003
                       ------------   ------------   ------------   ------------

Revenues
  North America        $  7,554,427   $  5,538,060   $ 14,290,159   $ 13,656,527
  Central and
    South America         2,551,877      1,107,890      4,270,125      2,254,915
  Other locations            88,084        255,884        228,406        487,957
                       ------------   ------------   ------------   ------------
                       $ 10,194,388   $  6,901,834   $ 18,788,690   $ 16,399,399
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

The following is a summary of the Company's transactions and balances with Soyo Taiwan as of June 30, 2004 and December 31, 2003, and for the three months and six months ended June 30, 2004 and 2003:

                                      June 30,        December 31,
                                        2004              2003
                                     ----------        ----------

Accounts payable to Soyo Taiwan     $ 5,485,436       $ 6,557,253
Long-term payable to Soyo Taiwan           -           12,000,000


                      Three Months Ended June 30,     Six Months Ended June 30,
                      ---------------------------    ---------------------------
                          2004            2003           2004            2003
                      -----------     -----------    -----------     -----------

Purchases from
  Soyo Taiwan         $ 6,548,225     $   867,742    $11,031,169     $ 6,835,113
Payments to
  Soyo Taiwan           6,757,919       5,260,000     12,102,986      12,867,000


During the three months and six months ended June 30, 2003, the Company received price protection from Soyo Taiwan aggregating $343,415 and $435,415, respectively, which reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not receive any price protection from Soyo Taiwan during the three months and six months ended June 30, 2004.


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

The adjustments to the statement of operations for the three months and six months ended June 30, 2003 are summarized as follows:

                                                Three Months        Six Months
                                                   Ended              Ended
                                                  June 30,           June 30,
                                                    2003               2003
                                                ------------       ------------

Net income, as reported                         $    302,274       $    667,778

Adjustments to:
  Increase (decrease) revenues                        39,758            (47,063)
  Increase cost of revenues                         (157,250)          (317,807)
  Increase selling, general
    and administrative expenses                      (32,160)           (56,085)
                                                ------------       ------------
Net income, as revised                          $    152,622       $    246,823
                                                ============       ============


Net income per common share
  (basic and diluted), as
  reported                                      $       --         $       0.01
                                                ============       ============

Net income per common share
  (basic and diluted), as
  revised                                       $       --         $       0.01
                                                ============       ============


Weighted average number of
  common shares outstanding -
  Basic                                           40,000,000         40,000,000
  Diluted                                         45,555,556         45,555,556

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired Soyo, Inc., a Nevada corporation ("Soyo Nevada"), from Soyo Computer, Inc., a Taiwan corporation ("Soyo Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to Soyo Group, Inc. ("Soyo"). The 1,000,000 shares of preferred stock were issued to Soyo Taiwan and the 28,182,750 shares of common stock were issued to certain members of Soyo Nevada management. During October 2002, certain members of the management of Soyo Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of Soyo Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, Soyo Nevada management currently owns 34,209,548 shares of the 40,000,000 shares of the Company's common stock outstanding.

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

Unless the context indicates otherwise, Soyo and its wholly-owned subsidiary, Soyo Nevada, are referred to herein as the "Company".

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                      Three Months Ended June 30,     Six Months Ended June 30,
                      ---------------------------    ---------------------------
                         2004            2003           2004            2003
                      -----------     -----------    -----------     -----------
Revenues
  Retailers           $ 5,231,703     $ 5,743,827    $11,578,540     $13,371,372
  Distributors          4,876,737       1,158,007      6,984,557       3,028,027
  Other                    85,948            --          225,593            --
                      -----------     -----------    -----------     -----------
                      $10,194,388     $ 6,901,834    $18,788,690     $16,399,399
                      ===========     ===========    ===========     ===========


Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended June 30, 2004, the Company had two customers that accounted for revenues of $2,871,468 and $1,523,800, respectively, equivalent to 28.2% and 15.0% of net revenues, respectively. During the three months ended June 30, 2003, the Company had two customers that accounted for revenues of $1,220,740 and $800,555, respectively, equivalent to 17.8% and 11.7% of net revenues, respectively.

During the six months ended June 30, 2004, the Company had two customers that accounted for revenues of $5,072,250 and $1,955,900, respectively, equivalent to 27.0% and 10.4% of net revenues, respectively. During the six months ended June 30, 2003, the Company had two customers that accounted for revenues of $4,092,491 and $2,087,322, respectively, equivalent to 24.9% and 12.7% of net revenues, respectively.

Financial information by geographic segments is summarized as follows:

                       Three Months Ended June 30,    Six Months Ended June 30,
                       ---------------------------   ---------------------------
                              2004          2003          2004          2003
                       ------------   ------------   ------------   ------------

Revenues
  North America        $  7,554,427   $  5,538,060   $ 14,290,159   $ 13,656,527
  Central and
    South America         2,551,877      1,107,890      4,270,125      2,254,915
  Other locations            88,084        255,884        228,406        487,957
                       ------------   ------------   ------------   ------------
                       $ 10,194,388   $  6,901,834   $ 18,788,690   $ 16,399,399
                       ============   ============   ============   ============

Financial Outlook:

During early 2003, as a result of the Company changing its product mix to focus on the sales of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin improved compared to 2002. The Company's sales for the year ended December 31, 2003 were $31,034,239, with a gross margin of 9.9%. For the six months ended June 30, 2004, the Company's sales were $18,788,690, as compared to $16,399,399 for the six months ended June 30, 2003, an increase of $2,389,291 or 14.6%. However, the Company's gross profit margin decreased to 8.0% in 2004 from 15.7% in 2003, as a result of the Company reducing prices to obtain a higher market share for its products.

There were several reasons for the decrease in gross margin. Most significantly, motherboard technology has improved significantly in the past year, leading to higher wholesale prices for such products. In future periods, the Company expects to be able to pass along the price increases to its customers. However, during the six months ended June 30, 2004, the Company priced its products very aggressively as it introduced its products to new markets in Mexico and South America. In addition, the Company took a one-time inventory write-down of $139,977 during the six months ended June 30, 2004 as it liquidated its old inventory.

There were several reasons for the decrease in gross margin. Most significantly, motherboard technology has improved significantly in the past year, leading to higher wholesale prices for such products. In future periods, the Company expects to be able to pass along the price increases to its customers. However, during the six months ended June 30, 2004, the Company priced its products very aggressively as it introduced its products to new markets in Mexico and South America. In addition, the Company took a one-time inventory write-down of $139,977 during the six months ended June 30, 2004 as it liquidated its old inventory.

The higher quality of new motherboards has led to significant decreases in product returns and in price protection offered by the Company to its customers, which has reduced our selling and marketing expenses. However, that increase was more than offset by very high professional and audit fees relating to the audit of the Company's 2003 financial statements, which increased the Company's general and administrative expenses. The increased professional and audit fees were a direct result of the problems that the Company experienced with its internal controls and accounting systems. In an attempt to rectify the problem, the Company hired a new controller in May 2004. The increased level of professional and audit fees is not expected to continue during the remainder of 2004.

As of June 30, 2004, the Company has negative cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder and loans from LGT Computer, Inc.

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

- The Company is attempting to increase its operating liquidity by retaining advisors to explore the availability of outside debt and equity financing, to the extent such funding is available under reasonable terms and conditions.

There can be no assurances that these measures will result in an improvement in the Company's operations or liquidity. To the extent that the Company's operations and liquidity do not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources. The Company may also have to consider a formal or informal restructuring or reorganization.

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

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. Accordingly, the Company established a provision for doubtful accounts of $1,052,720 and $856,386 at June 30, 2004 and December 31, 2003, respectively, which the Company believes is adequate based on its review and analysis of aged accounts receivable.

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

Restatement:

In conjunction with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, the Company conducted a review of its 2003 interim financial statements. As a result of this review, the Company restated its results of operations for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003, to reflect various adjustments, primarily to correct the intra-period allocation of net revenues and cost of revenues (see "ITEM 4. CONTROLS AND PROCEDURES"). The Company's restated results of operations for the three months and six months ended June 30, 2003 are summarized at Note 6 to the Condensed Consolidated Financial Statements.

Results of Operations:

Three Months Ended June 30, 2004 and 2003:

Net Revenues. Net revenues increased by $3,292,554 or 47.7%, to $10,194,388 in 2004, as compared to $6,901,834 in 2003. The increase in net revenues in 2004 as compared to 2003 was a result of the Company focusing on obtaining a higher market share by reducing prices, particularly in South America. The Company also liquidated slow-moving inventories to prevent a further decrease in value.

During the three months June 30, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $70,959 and $605,746, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $398,972 or 3.9% in 2004, as compared to $1,410,174 or 20.4% in 2003. There were several reasons for the decrease in gross margin. Most significantly, motherboard technology has improved significantly in the past year, leading to higher wholesale prices for such products. In future periods, the Company expects to be able to pass along the price increases to its customers. However, during the six months ended June 30, 2004, the Company priced its products very aggressively as it introduced its products to new markets in Mexico and South America. In addition, the Company took an inventory write-down of $6,314 during the three months ended June 30, 2004 as it liquidated its old inventory.

Sales and Marketing Expenses. Selling and marketing expenses increased by $7,649 or 3.0%, to $262,136 in 2004, as compared to $254,487 in 2003. Co-operative
marketing   program   expense  was  $35,826  and  $286,824  in  2004  and  2003, respectively.

General and Administrative Expenses. General and administrative expenses increased by $41,729 or 4.2%, to $1,027,198 in 2004, as compared to $985,469 in
2003. With regard to changes in operating expenses in 2004 as compared to 2003, the higher quality of new motherboards has led to significant decreases in product returns and in price protection offered by the Company to its customers, which has reduced our selling and marketing expenses. However, that increase was more than offset by very high professional and audit fees relating to the audit of the Company's 2003 financial statements, which increased the Company's general and administrative expenses. The increased professional and audit fees were a direct result of the problems that the Company experienced with its internal controls and accounting systems. In an attempt to rectify the problem, the Company hired a new controller in May 2004. The increased level of professional and audit fees is not expected to continue during the remainder of 2004.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $29,462 for the three months ended June 30, 2004. The Company did not record a provision for doubtful accounts for the three months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $4,212 in 2004, as compared to $4,039 in 2003.

Income (Loss) from Operations. Loss from operations was $924,036 for the three months ended June 30, 2004, as compared to income from operations of $166,179 for the three months ended June 30, 2003, primarily as a result of the decrease in gross profit margin as described above at "Gross Margin".

Interest Income. Interest income was $25,219 in 2003. There was no interest income in 2004.

Interest Expense. Interest expense was $4,745 for the three months ended June 30, 2004 as compared to $10,026 for the three months ended June 30, 2003, reflecting interest on the Company's revolving note payable in 2003.

Provision for Income Taxes. The provision for income taxes was $28,750 in 2003. There was no provision for income taxes in 2004.

Net Income (Loss). The Company incurred a loss of $928,781 for the three months ended June 30, 2004, as compared to net income of $152,622 for the three months ended June 30, 2003, primarily as a result of the decrease in gross profit margin as described above at "Gross Margin".

Dividends on Class B Convertible Preferred Stock. The Company recorded aggregate dividends of $71,773 for the three months ended June 30, 2004, consisting of dividends of $37,500 and the accretion of the discount of $34,273.

Net Income (Loss) Available to Common Shareholders. The Company incurred a loss of $1,000,554 for the three months ended June 30, 2004, as compared to net income of $152,622 for the three months ended June 30, 2003, primarily as a result of the decrease in gross profit margin as described above at "Gross Margin".

Six Months Ended June 30, 2004 and 2003:

Net Revenues. Net revenues increased by $2,389,291 or 14.6%, to $18,788,690 in 2004, as compared to $16,399,399 in 2003. The increase in net revenues in 2004 as compared to 2003 was a result of the Company focusing on obtaining a higher market share by reducing prices, particularly in South America. The Company also liquidated slow-moving inventories to prevent a further decrease in value.

During the six months June 30, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $74,589 and $1,473,000, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $1,512,140 or 8.0% in 2004, as compared to $2,581,040 or 15.7% in 2003. There were several reasons for the decrease in gross margin. Most significantly, motherboard technology has improved significantly in the past year, leading to higher wholesale prices for such products. In future periods, the Company expects to be able to pass along the price increases to its customers. However, during the six months ended June 30, 2004, the Company priced its products very aggressively as it introduced its products to new markets in Mexico and South America. In addition, the Company took a one-time inventory write-down of $139,977 during the six months ended June 30, 2004 as it liquidated its old inventory. During the six months ended June 30, 2003, the Company recorded an inventory write-down of $30,000.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $174,145 OR 36.8%, to $299,288 in 2004, as compared to $473,433 in 2003, reflecting in part reduced vendor support programs funded by the Company. Co-operative marketing program expense was $82,266 and $418,206 in 2004 and 2003, respectively.

General and Administrative Expenses. General and administrative expenses increased by $44,072 or 2.5%, to $1,837,581 in 2004, as compared to $1,793,509 in 2003. With regard to changes in operating expenses in 2004 as compared to 2003, the higher quality of new motherboards has led to significant decreases in product returns and in price protection offered by the Company to its customers, which has reduced our selling and marketing expenses. However, that increase was more than offset by very high professional and audit fees relating to the audit of the Company's 2003 financial statements, which increased the Company's general and administrative expenses. The increased professional and audit fees were a direct result of the problems that the Company experienced with its internal controls and accounting systems. In an attempt to rectify the problem, the Company hired a new controller in May 2004. The increased level of professional and audit fees is not expected to continue during the remainder of 2004.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $196,335 for the six months ended June 30, 2004. The Company did not record a provision for doubtful accounts for the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $8,267 in 2004, as compared to $8,074 in 2003.

Income (Loss) from Operations. Loss from operations was $829,331 for the six months ended June 30, 2004, as compared to income from operations of $306,024 for the six months ended June 30, 2003, primarily as a result of the decrease in gross profit margin as described above at "Gross Margin".

Interest Income. Interest income was $25,224 in 2003. There was no interest income in 2004.

Interest Expense. Interest expense was $4,745 for the six months ended June 30, 2004, as compared to $19,425 for the six months ended June 30, 2003, reflecting interest on the Company's revolving note payable in 2003.

Provision for Income Taxes. The provision for income taxes was $65,000 in 2003. There was no provision for income taxes in 2004.

Net Income (Loss). The Company incurred a loss of $834,076 for the six months ended June 30, 2004, as compared to net income of $246,823 for the six months ended June 30, 2003, primarily as a result of the decrease in gross profit margin as described above at "Gross Margin".

Dividends on Class B Convertible Preferred Stock. The Company recorded aggregate dividends of $71,773 for the six months ended June 30, 2004, consisting of dividends of $37,500 and the accretion of the discount of $34,273.

Net Income (Loss) Available to Common Shareholders. The Company incurred a loss of $905,849 for the six months ended June 30, 2004, as compared to net income of $246,823 for the six months ended June 30, 2003, primarily as a result of the decrease in gross profit margin as described above at "Gross Margin".

Financial Condition - June 30, 2004:

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

During the three months ended June 30, 2004 and 2003, the Company purchased inventory from Soyo Taiwan aggregating $6,548,225 and $867,742, respectively. During the six months ended June 30, 2004 and 2003, the Company purchased inventory from Soyo Taiwan aggregating $11,031,169 and $6,835,113, respectively. At June 30, 2004, the Company had short-term accounts payable to Soyo Taiwan of $5,485,436. At December 31, 2003, the Company had short-term accounts payable to Soyo Taiwan of $6,557,253 and a long-term payable to Soyo Taiwan of $12,000,000.

During the three months and six months ended June 30, 2003, the Company received price protection from Soyo Taiwan aggregating $343,415 and $435,415, respectively, which reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not receive any price protection from Soyo Taiwan during the three months and six months ended June 30, 2004. The Company does not have any formal price protection agreement with Soyo Taiwan. The Company periodically negotiates price protection adjustments with Soyo Taiwan based on current market conditions.

As a result of the transaction described below which was effected during the six months ended June 30, 2004, $12,000,000 of long-term debt was converted into preferred equity, which resulted in a commensurate improvement in the Company's financial position and a substantial reduction in shareholder's deficiency at June 30, 2004 as compared to December 31, 2003.

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

The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long-term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock is being recognized as an additional dividend to the Class B preferred stockholder, and as a reduction to earnings available to common stockholders, and is being accreted from April 1, 2004 through December 31, 2008.

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

Operating Activities. The Company utilized cash of $1,165,709 in operating activities during the six months ended June 30, 2004, as compared to $784,633 in operating activities during the six months ended June 30, 2003.

At June 30, 2004, the Company had cash and cash equivalents of $524,116, as compared to $717,196 at December 31, 2003.

The Company had a working capital deficiency of $1,143,715 at June 30, 2004, as compared to a working capital deficiency of $203,213 at December 31, 2003, resulting in current ratios of .92:1 and .98:1 at June 30, 2004 and December 31, 2003, respectively.

Net accounts receivable decreased to $6,095,636 at June 30, 2004, as compared to $6,818,729 at December 31, 2003, a decrease of $723,093 or 10.6%. The Company recorded a provision for doubtful accounts of $196,335 for the six months ended June 30, 2004. The Company did not record a provision for doubtful accounts for the six months ended June 30, 2003.

Inventories increased to $6,897,974 at June 30, 2004, as compared to $5,036,125 at December 31, 2003, an increase of $1,861,849 or 37.0% as a result of increased inventory purchases during the six months ended June 30, 2004. At June 30, 2004 and December 31, 2003, $3,752,122 and $3,426,342 of such inventories had been purchased from Soyo Taiwan.

Accounts payable - Soyo Computer, Inc. decreased to $5,485,436 at June 30, 2004, as compared to $6,557,253 at December 31, 2003, a decrease of $1,071,817 or 16.3%, as a result of payments on account exceeding new inventory purchases during 2004.

Accounts payable - other increased to $7,080,344 at June 30, 2004, as compared to $5,475,999 at December 31, 2003, an increase of $1,604,345 or 29.3%, as a result of increased inventory purchases from other suppliers.

Accrued liabilities increased to $825,718 at June 30, 2004, as compared to $592,984 at December 31, 2003, an increase of $232,734 or 39.2%, as a result of increased accruals with respect to professional fees, insurance and personnel-related costs.

Investing Activities. The Company expended $119,694 in 2004 for leasehold improvements with respect to the Company's new office and warehouse facility. The Company did not have any additions to property and equipment in 2003.

Financing Activities. During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes. The Company repaid $197,000 of its revolving note payable during June 2003.

During the six months ended June 30, 2004, the Company received a loan of $178,573, which has been recorded as an advance from Ms. Chu. These loans are non-interest bearing and due on demand.

On March 29, 2004, LGT Computer, Inc. loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May 29, 2004, LGT Computer, Inc. loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 29, 2005, with interest at 4% per annum. The principal stockholder and officer of LGT Computer, Inc. is an employee of the Company.


Principal Commitments:

A summary of the Company's contractual cash obligations as of June 30, 2004 is as follows:


                                                   Payments Due By Period
                                                   -----------------------

Contractual                            Less than     Between      Between       After
Cash Obligations           Total        1 year      2-3 years    4-5 years     5 years
----------------         ----------   ----------   ----------   ----------   ----------

Operating leases         $  917,830   $  197,969   $  418,548   $  301,313   $     --
Note payable                913,750      913,750         --           --           --

Advances from officer,
  director and major
  shareholder               418,573      418,573         --           --           --
                         ----------   ----------   ----------   ----------   ----------
Total contractual cash
  obligations            $2,250,153   $1,530,292   $  418,548   $  301,313   $     --
                         ==========   ==========   ==========   ==========   ==========


Off-Balance Sheet Arrangements:

At June 30, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At June 30, 2004, the Company did not have any material commitments for capital expenditures.

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

As the Company's debt obligations at June 30, 2004 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures:

In conjunction with the audit of the Company's financial statements for the year ended December 31, 2003, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were not adequate. In addition, the Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented. The Company estimates that it may take several months to rectify this situation.

The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including that the Company's system of internal control did not: (1) properly record accounts payable to vendors for purchases of inventory, (2) did not properly record adjustments to inventory per the general ledger to physical inventory balances, (3) did not properly record inventory adjustments to the lower of cost or market using the average inventory method, (4) did not periodically reconcile the Company's main bank account, (5) did not have adequate controls over interim physical inventory procedures, and (6) did not generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company does not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling all relevant contemporaneous documentation for ongoing business transactions; significant turnover in the Company's financial staff. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the fiscal period covered by this report.

The Company has experienced a substantial turnover in finance personnel. The Company's finance operations continue to be understaffed and its personnel lack comprehensive accounting policies and procedures to follow. In addition, the Company's personnel need to be further trained with respect to procedures and systems. The Company has hired a new controller and currently is seeking to hire additional personnel to focus on financial accounting and reporting issues.

Every quarter, the Company's controller supervises the reconciliation of the accounts payable subsidiary ledgers with the general ledger, approves adjustments to inventory based on reconciliation of the general ledger to physical inventory counts, and records inventory adjustments to the lower of cost or market.

Every month, the controller reconciles the bank accounts and compares the bank reconciliation with the balance per general ledger and the daily cash report, reviews the recording of accounts payable to vendors for purchases of inventory, and prepares financial statements with a complete set of adjustments.

During the three months ended June 30, 2004, the Company implemented a cycle count of its inventory, with the fifty fastest-moving items of "Type A" inventory physically counted and reconciled every morning with the recorded quantities and amounts. All "Type A" inventory is physically counted and reconciled every Monday. A complete inventory is physically counted and reconciled at the end of every month.

The Chief Executive Office and the Chief Financial Officer have reviewed and evaluated the corrective actions listed above. Such officers believe that such corrective actions minimize the risk of material misstatement, but the corrective actions continue to have significant deficiencies. The Company is currently evaluating new accounting software that will address the Company's automated financial reporting system requirements.

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

(b)  Reports on Form 8-K

Three Months Ended June 30, 2004:

On July 28, 2004, the Company filed a Current Report on Form 8-K (as amended on August 10, 2004) to report that it terminated Grobstein, Horwath & Company LLP as the Company's independent registered public accounting firm effective July 23, 2004, and that it engaged Vasquez & Company LLP as the Company's new independent registered public accounting firm effective July 26, 2004.

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




                                                            SOYO GROUP, INC.
                                                        ------------------------
                                                              (Registrant)




DATE:  August 20, 2004                             By:  /s/ MING TUNG CHOK
                                                        ------------------------
                                                        Ming Tung Chok
                                                        President and Chief
                                                        Executive Officer








DATE:  August 20, 2004                             By:  /s/ NANCY CHU
                                                        ------------------------
                                                        Nancy Chu
                                                        Chief Financial Officer

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