Form 10-Q
period 2004-09-30
SOYO GROUP INC
filed 2004-11-18
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

         For the quarterly period ended September 30, 2004

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

         As of September 30, 2004, the registrant had 40,000,000 shares of common stock issued and outstanding.

         Documents incorporated by reference: None.

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - September 30, 2004 (Unaudited) and December 31, 2003

            Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2004 and 2003

            Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2004 and 2003

            Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2004 and 2003


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   Item 6.  Exhibits


SIGNATURES

                         Soyo Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                 September 30,     December 31,
                                                      2004             2003
                                                 -------------    -------------
                                                                   (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents                      $   1,270,512    $     717,196
  Accounts receivable, net of
    allowance for doubtful accounts
    of $334,212 and $856,386 at
    September 30, 2004 and December
    31, 2003, respectively                           5,595,857        6,818,729
  Inventories, including $1,725,354
    and $3,426,342 purchased from
    Soyo Computer, Inc. at September
    30, 2004 and December 31, 2003,
    respectively                                     4,787,195        5,036,125
  Prepaid expenses                                      22,980           43,973
  Income tax refund receivable                          47,000           47,000
                                                 -------------    -------------
                                                    11,723,544       12,663,023
                                                 -------------    -------------

Property and equipment                                 241,353           86,483
Less:  accumulated depreciation
  and amortization                                     (66,497)         (45,088)
                                                 -------------    -------------
                                                       174,856           41,395
                                                 -------------    -------------

Deposits                                                48,868           25,035
                                                 -------------    -------------
                                                 $  11,947,268    $  12,729,453
                                                 =============    =============













                                   (continued)

                         Soyo Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                                 September 30,     December 31,
                                                      2004             2003
                                                 -------------    -------------
                                                                   (Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
    Soyo Computer, Inc.                          $   3,378,191    $   6,557,253
    Other                                            8,300,440        5,475,999
  Accrued liabilities                                  692,200          592,984
  Advances from officer, director
    and major shareholder                              447,707          240,000
  Notes payable                                        913,750             --
                                                 -------------    -------------
                                                    13,732,288       12,866,236
                                                 -------------    -------------


NON-CURRENT
  Long-term payable - Soyo
    Computer, Inc.                                        --         12,000,000
                                                 -------------    -------------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($1,000,000 aggregate
      liquidation value)                                 1,000            1,000
    2,575,562 shares of Class B
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($2,575,562 aggregate
      liquidation value)                             1,449,993             --
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    40,000,000 shares                                   40,000           40,000
  Additional paid-in capital                        11,155,000          459,000
  Accumulated deficit                              (14,431,013)     (12,636,783)
                                                 -------------    -------------
                                                    (1,785,020)     (12,136,783)
                                                 -------------    -------------
                                                 $  11,947,268    $  12,729,453
                                                 =============    =============




     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)


                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004              2003
                                               --------------    --------------
                                                                   (Restated -
                                                                     Note 6)

Net revenues                                   $    9,347,427    $    6,759,316
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $3,772,301
  and $3,416,840 in 2004 and
  2003, respectively                                9,039,914         7,194,773
                                               --------------    --------------
Gross margin (deficit)                                307,513          (435,457)
                                               --------------    --------------

Costs and expenses:
  Sales and marketing                                 227,523           471,654
  General and administrative                          876,265           442,611
  Depreciation and amortization                        13,141             4,036
                                               --------------    --------------
    Total costs and expenses                        1,116,929           918,301
                                               --------------    --------------
Loss from operations                                 (809,416)       (1,353,758)
                                               --------------    --------------

Other income (expense):
  Interest income                                        --               5,182
  Interest expense                                     (4,745)           (6,823)
                                               --------------    --------------
Other expense, net                                     (4,745)           (1,641)
                                               --------------    --------------
Loss before provision for
  income taxes                                       (814,161)       (1,355,399)

Provision for income taxes                               --              25,680
                                               --------------    --------------
Net loss                                             (814,161)       (1,381,079)

Less:  Dividends on Class B
  Convertible Preferred Stock                         (74,220)             --
                                               --------------    --------------
Net loss attributable to
  common shareholders                          $     (888,381)   $   (1,381,079)
                                               ==============    ==============

Net loss per common share -
  Basic and diluted                            $        (0.02)   $        (0.03)
                                               ==============    ==============

Weighted average number of
  common shares outstanding -
  Basic and diluted                                40,000,000        40,000,000
                                               ==============    ==============





     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2004              2003
                                                -------------     -------------
                                                                   (Restated -
                                                                     Note 6)

Net revenues                                    $  28,136,117     $  23,158,714
Cost of revenues, including
  inventories purchased from Soyo
  Computer, Inc. of $14,229,570
  and $11,574,565 in 2004 and
  2003, respectively                               26,316,464        21,013,131
                                                -------------     -------------
Gross margin                                        1,819,653         2,145,583
                                                -------------     -------------

Costs and expenses:
  Sales and marketing                                 526,811           945,087
  General and administrative                        2,713,845         2,236,120
  Provision for doubtful accounts                     196,335              --
  Depreciation and amortization                        21,409            12,110
                                                -------------     -------------
    Total costs and expenses                        3,458,400         3,193,317
                                                -------------     -------------
Loss from operations                               (1,638,747)       (1,047,734)
                                                -------------     -------------

Other income (expense):
  Interest income                                        --              30,406
  Interest expense                                     (9,490)          (26,248)
                                                -------------     -------------
Other income (expense), net                            (9,490)            4,158
                                                -------------     -------------
Loss before provision for
  income taxes                                     (1,648,237)       (1,043,576)

Provision for income taxes                               --              90,680
                                                -------------     -------------
Net loss                                           (1,648,237)       (1,134,256)

Less:  Dividends on Class B
  Convertible Preferred Stock                        (145,993)             --
                                                -------------     -------------
Net loss attributable to
  common shareholders                           $  (1,794,230)    $  (1,134,256)
                                                =============     =============

Net loss per common share -
  Basic and diluted                             $       (0.04)    $       (0.03)
                                                =============     =============

Weighted average number of
  common shares outstanding -
  Basic and diluted                                40,000,000        40,000,000
                                                =============     =============



     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      2004                2003
                                                -------------     -------------
                                                                   (Restated -
                                                                     Note 6)

OPERATING ACTIVITIES
  Net loss                                      $  (1,648,237)    $  (1,134,256)
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:
        Depreciation and
          amortization                                 21,409            12,110
        Provision for doubtful
          accounts                                    196,335              --
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                     1,026,537         1,265,779
            Inventories                               248,930         9,016,006
            Prepaid expenses                           20,993            50,714
            Deposits                                  (23,833)          (25,035)
          Increase (decrease) in:
            Accounts payable -
              Soyo Computer, Inc.                  (3,179,062)       (5,967,746)
            Accounts payable -
              other                                 2,824,441        (2,954,566)
            Accrued liabilities                        99,216          (687,563)
            Income taxes payable                         --              90,430
                                                -------------     -------------
  Net cash used in operating
    activities                                       (413,271)         (334,127)
                                                -------------     -------------


INVESTING ACTIVITIES
  Additions to property and
    equipment                                        (154,870)           (2,512)
                                                -------------     -------------
  Net cash used in investing
    activities                                       (154,870)           (2,512)
                                                -------------     -------------














                                   (continued)

                         Soyo Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2004             2003
                                                --------------   --------------
                                                                   (Restated -
                                                                     Note 6)

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                                 $      207,707   $      360,000
  Repayments of advances
    from officer, director
    and major shareholder                                 --           (120,000)
  Repayment of revolving
    note payable                                          --         (1,200,000)
  Decrease in restricted
    cash                                             1,000,000
  Proceeds from issuance
    of notes payable                                   913,750             --
                                                --------------   --------------
  Net cash provided by
    financing activities                             1,121,457           40,000
                                                --------------   --------------

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                              553,316         (296,639)
  At beginning of period                               717,196          623,296
                                                --------------   --------------
  At end of period                              $    1,270,512   $      326,657
                                                ==============   ==============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for -
  Interest                                      $         --     $       26,248
  Income taxes                                  $         --     $        1,050

NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Issuance of 2,500,000
  shares of Class B
  Convertible Preferred
  Stock as settlement of
  $12,000,000 long-term
  payable -
    Preferred stock                             $    1,304,000   $         --
    Additional paid-in
      capital                                   $   10,696,000   $         --
Dividends on Class
  B Convertible
  Preferred Stock -
    Stated                                      $       75,562   $         --
    Accreted                                    $       70,431   $         --




     See accompanying notes to condensed consolidated financial statements.

                         Soyo Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2004 and 2003


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

In conjunction with this transaction, Soyo Nevada transferred $12,000,000 of accounts payable to Soyo Taiwan to long-term payable, without interest, due December 31, 2005. During the three months ended March 31, 2004, the Company agreed with a third party to convert the long-term payable into Class B Convertible Preferred Stock (see Note 4).

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

Interim Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 is derived from the Company's audited consolidated financial statements.

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

The results of operations for the three months and nine months ended September 30, 2004 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Business - The Company sells computer components and peripherals to distributors and retailers primarily in North, Central and South America. The Company currently operates in one business segment. A substantial majority of the
Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand. Inventories consist primarily of computer parts and components.

Earnings Per Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended September 30, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and nine months ended September 30, 2004 and 2003.

As of September 30, 2004, potentially dilutive securities consisted of 1,000,000 shares of Class A Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, and 2,575,562 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of September 30, 2004, 13,752,162 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock and the Class B Convertible Preferred Stock, consisting of 3,846,154 shares of common stock issuable upon conversion of the Class A Convertible Preferred Stock and 9,906,008 shares of common stock issuable upon conversion of the Class B Convertible Preferred Stock, based on the closing price of the common stock at September 30, 2004 of $0.26 per share.

As of September 30, 2003, 7,142,857 shares of common stock were issuable upon conversion of the Class A convertible preferred stock, based on the closing price of the common stock at September 30, 2003 of $0.14 per share.

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three months and nine months ended September 30, 2004 and 2003.

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


2.  Advances from Officer, Director and Major Shareholder

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, loaned the Company $360,000 for working capital purposes, of which $120,000 was repaid during September 2003. During the nine months ended September 30, 2004, the Ms. Chu loaned the Company an additional $207,707. These loans are non-interest bearing and due on demand.


3.  Notes Payable

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

The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock based on the $1.00 stated value, at any time through December 31, 2008, based on the fair market value of the common stock as of the date of conversion, subject, however, to a minimum conversion price of $0.25 per share. No more than 500,000 shares of Class B preferred stock may be converted into common stock in any one year. On December 31, 2008, any unconverted shares of Class B preferred stock automatically convert into shares of common stock based on the then fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. Beginning one year after issuance, upon ten days written notice, the Company or its designee will have the right to repurchase for cash any portion or all of the outstanding shares of Class B preferred stock at 80% of the liquidation value ($0.80 per share). During such notice period, the holder of the preferred stock will have the continuing right to convert any such preferred shares pursuant to which written notice has been received into common stock without regard to the conversion limitation. The Class B preferred stock has unlimited piggy-back registration rights, and is non-transferable.

The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long-term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock is being recognized as an additional dividend to the Class B preferred stockholder, and as an increase in the loss attributable to common stockholders, and is being accreted from April 1, 2004 through December 31, 2008.


For the three months ended June 30, 2004, the Company recorded aggregate dividends of $71,773, consisting of dividends based on the stated value of the Class B Convertible Preferred Stock of $37,500, which were declared and paid through the issuance of an additional 37,500 shares of Class B Convertible
Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $34,273.

For the three months ended September 30, 2004, the Company recorded aggregate dividends of $74,220, consisting of dividends based on the stated value of the Class B Convertible Preferred Stock of $38,062, which were declared and paid through the issuance of an additional 38,062 shares of Class B Convertible
Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $36,158.

For the nine months ended September 30, 2004, the Company recorded aggregate dividends of $145,993, consisting of dividends based on the stated value of the Class B Convertible Preferred Stock of $75,562, which were declared and paid through the issuance of an additional 75,562 shares of Class B Convertible
Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $70,431.


5.  Significant Concentrations

a.  Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                 Three Months Ended September 30,    Nine Months Ended September 30,
                 --------------------------------   --------------------------------
                      2004              2003             2004              2003
                 --------------    --------------   --------------    --------------
Net Revenues
  Retailers      $    7,033,831    $    5,585,001   $   18,235,720    $   18,956,373
  Distributors        2,026,231         1,174,315        9,391,999         4,202,342
  Other                 287,365              --            508,398              --
                 --------------    --------------   --------------    --------------
                 $    9,347,427    $    6,759,316   $   28,136,117    $   23,158,715
                 ==============    ==============   ==============    ==============

During the three months ended September 30, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $137,270 and $601,564, respectively, which reduced net revenues and accounts receivable accordingly.

During the nine months ended September 30, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $294,125 and $2,074,564, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended September 30, 2004, the Company had two customers that accounted for revenues of $2,960,070 and $891,484, equivalent to 31.7% and 9.5% of net revenues, respectively. During the three months ended September 30, 2003, the Company had two customers that accounted for revenue of $1,472,178 and $1,273,130, equivalent to 21.8% and 18.8% of net revenues, respectively.


During the nine months ended September 30, 2004, the Company had two customers that accounted for revenues of $8,713,231 and $2,100,196, equivalent to 31.0% and 7.5% of net revenues, respectively. During the nine months ended September
30, 2003, the Company had two customers that accounted for revenues of $5,564,669 and $2,359,379, equivalent to 24.0% and 10.2% of net revenues, respectively.

b.  Geographic Segments

Financial information by geographic segments is summarized as follows:

                    Three Months Ended September 30,    Nine Months Ended September 30,
                    --------------------------------   --------------------------------
                         2004              2003             2004              2003
                    --------------    --------------   --------------    --------------
Net Revenues
  North America     $    7,289,340    $    4,646,947   $   21,593,356    $   18,535,547
  Central and
    South America        2,012,028           655,189        6,266,976         2,910,104
  Other locations           46,050         1,457,180          275,785         1,713,064
                    --------------    --------------   --------------    --------------
                    $    9,347,427    $    6,759,316   $   28,136,117    $   23,158,715
                    ==============    ==============   ==============    ==============


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

The following is a summary of the Company's transactions and balances with Soyo Taiwan as of September 30, 2004 and December 31, 2003, and for the three months and nine months ended September 30, 2004 and 2003:

                                   September 30,    December 31,
                                       2004            2003
                                   -------------   -------------

Accounts payable to Soyo Taiwan    $   3,378,191   $   6,557,253
Long-term payable to Soyo Taiwan            --        12,000,000


                 Three Months Ended September 30,   Nine Months Ended September 30,
                 --------------------------------  --------------------------------
                      2004             2003            2004             2003
                 --------------    --------------  --------------    --------------
Purchases from
  Soyo Taiwan    $    3,772,301    $    3,416,840  $   14,229,570    $   11,574,565
Payments to
  Soyo Taiwan         5,069,739         2,112,470      17,173,422        14,979,470

During the nine months ended September 30, 2003, the Company received price protection from Soyo Taiwan aggregating $435,415, which reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not receive any price protection from Soyo Taiwan during the three months ended September 30, 2003 and 2004 or the nine months ended September 30, 2004.


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

The adjustments to the statement of operations for the three months and nine months ended September 30, 2003 are summarized as follows:

                                                  Three Months     Nine Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                      2003             2003
                                                 -------------    -------------

Net income (loss), as reported                   $     265,672    $     933,450

Adjustments to:
  Decrease revenues                                    (59,754)        (106,808)
  Increase cost of revenues                         (1,540,114)      (1,857,921)
  Increase selling, general
    and administrative expenses                        (46,882)        (102,977)
                                                 -------------    -------------
Net income (loss), as revised                    $  (1,381,078)   $  (1,134,256)
                                                 =============    =============


Net income (loss) per common
  share), as reported:
  Basic                                          $        0.01    $        0.02
  Diluted                                        $        0.01    $        0.02


Net income (loss) per common
  share, as revised:
  Basic                                          $       (0.03)   $       (0.03)
  Diluted                                        $       (0.03)   $       (0.03)



Weighted average number of
  common shares outstanding -
  Basic                                             40,000,000       40,000,000
  Diluted                                           47,142,857       47,142,857

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Background and Overview:

The Company sells computer components and peripherals to distributors and retailers primarily in North, Central and South America. The Company historically has operated in only one business segment. A substantial majority of the Company's products are purchased from Soyo Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and are sold under the "Soyo" brand.

During the three  months  ended  September  30,  2004,  the Company  expanded it business by commencing the sale of Voice IP Computer telephones and related peripheral products. These telephones allow users to place long distance telephone calls through active computer networks, resulting in heavily discounted, and at times, free telephone calls. The Company is also pre-selling the long distance time through prepaid phone cards and other methods. The Company expects to commit significant resources to this business.

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

Unless the context indicates otherwise, Soyo and its wholly-owned subsidiary, Soyo Nevada, are referred to herein as the "Company".

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                 Three Months Ended September 30,    Nine Months Ended September 30,
                 -------------------------------    --------------------------------
                           2004              2003             2004              2003
                 --------------    --------------   --------------    --------------
Net Revenues
  Retailers      $    7,033,831    $    5,585,001   $   18,235,720    $   18,956,373
  Distributors        2,026,231         1,174,315        9,391,999         4,202,342
  Other                 287,365              --            508,398              --
                 --------------    --------------   --------------    --------------
                 $    9,347,427    $    6,759,316   $   28,136,117    $   23,158,715
                 ==============    ==============   ==============    ==============


Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended September 30, 2004, the Company had two customers that accounted for revenues of $2,960,070 and $891,484, equivalent to 31.7% and 9.5% of net revenues, respectively. During the three months ended September 30, 2003, the Company had two customers that accounted for revenue of $1,472,178 and $1,273,130 equivalent to 21.8% and 18.8% of net revenues, respectively.

During the nine months ended September 30, 2004, the Company had two customers that accounted for revenues of $8,713,231 and $2,100,196, equivalent to 31.0% and 7.5% of net revenues, respectively. During the nine months ended September 30, 2003, the Company had two customers that accounted for revenues of $5,564,669 and $2,359,379, equivalent to 24.0% and 10.2% of net revenues, respectively.

Financial information by geographic segments is summarized as follows:

                    Three Months Ended September 30,    Nine Months Ended September 30,
                    --------------------------------   --------------------------------
                              2004              2003             2004              2003
                    --------------    --------------   --------------    --------------
Net Revenues
  North America     $    7,289,349    $    4,646,947   $   21,593,356    $   18,535,547
  Central and
    South America        2,012,028           655,189        6,266,976         2,910,104
  Other locations           46,050         1,457,180          275,785         1,713,064
                    --------------    --------------   --------------    --------------
                    $    9,347,427    $    6,759,316   $   28,136,117    $   23,158,715
                    ==============    ==============   ==============    ==============

Financial Outlook:

During early 2003, as a result of the Company changing its product mix to focus on the sales of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin improved compared to 2002. The Company's sales for the year ended December 31, 2003 were $31,034,239, with a gross margin of 9.9%. For the nine months ended September 30, 2004, the Company's sales were $28,136,117, as compared to $23,185,714 for the nine months ended September 30, 2003, an increase of $4,977,403 or 21.5%. However, the Company's gross profit margin decreased to 6.5% in 2004 from 9.3% in 2003.

There were several reasons for the decrease in gross margin. Most significantly, motherboard technology has improved significantly in the past year, leading to higher wholesale prices for such products. In future periods, the Company expects to be able to pass along the price increases to its customers. However, during the nine months ended September 30, 2004, the Company priced its products very aggressively as it introduced its products to new markets in Mexico and South America. The initial success of this strategy is apparent in the nine months revenue from the Central and South America markets, which more than tripled over the preceding year. In addition, the Company took an inventory write-down of $583,520 during the three months and nine months ended September 30, 2004 as it liquidated its old inventory.

The Company's general and administrative expenses increased significantly in 2004 over the comparable period in 2003. The increased professional and audit fees were a direct result of the problems that the Company experienced with its internal controls and accounting systems. In an attempt to rectify the problem, the Company hired a new controller in May 2004. The increased level of professional and audit fees has not continued during the second half of 2004.

As of September 30, 2004, the Company has negative cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder and loans from LGT Computer, Inc.

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

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. Accordingly, the Company established a provision for doubtful accounts of $1,052,720 and $856,386 at September 30, 2004 and December 31, 2003, respectively, which the Company believes is adequate based on its review and analysis of aged accounts receivable.

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

Restatement:

In conjunction with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, the Company conducted a review of its 2003 interim financial statements. As a result of this review, the Company restated its results of operations for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003, to reflect various adjustments, primarily to correct the intra-period allocation of revenues, cost of revenues and selling, general and administrative expenses (see "ITEM 4. CONTROLS AND PROCEDURES"). The Company's restated results of operations for the three months and nine months ended September 30, 2003 are summarized at Note 6 to the Condensed Consolidated Financial Statements.

Results of Operations:

Three Months Ended September 30, 2004 and 2003:

Net Revenues. Net revenues increased by $2,588,111 or 38.3%, to $9,347,427 in 2004, as compared to $6,759,316 in 2003. The increase in net revenues in 2004 as compared to 2003 was a result of the Company focusing on obtaining a higher market share by reducing prices, particularly in South America. The Company also liquidated slow-moving inventories in 2004.

During the three months September 30, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $137,270 and $601,564, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $307,513 or 3.3% in 2004, as compared to $(435,457) or (6.4)% in 2003. There were several reasons for the increase in gross margin. Most significantly, motherboard technology has improved significantly in the past year, leading to higher wholesale prices for such products. In future periods, the Company expects to be able to pass along the price increases to its customers. However, during the nine months ended
September 30, 2004, the Company priced its products very aggressively as it introduced its products to new markets in Mexico and South America. In addition, the Company took an inventory write-down of $443,544 during the three months ended September 30, 2004 as it liquidated its old inventory. The Company did not record any inventory write-down during the three months ended September 30, 2003.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $244,131 or 51.8%, to $227,523 in 2004, as compared to $471,654 in 2003.
Co-operative marketing program expense was $78,449 and $272,859 in 2004 and 2003, respectively.

General and Administrative Expenses. General and administrative expenses increased by $433,654 or 98.0%, to $876,265 in 2004, as compared to $442,611 in
2003. With regard to changes in operating expenses in 2004 as compared to 2003, the higher quality of new motherboards has led to significant decreases in product returns and in price protection offered by the Company to its customers, which has reduced the Company's selling and marketing expenses. However, that increase was more than offset by very high professional and audit fees relating to the audit of the Company's 2003 financial statements, which increased the Company's general and administrative expenses. The increased professional and audit fees were a direct result of the problems that the Company experienced with its internal controls and accounting systems. In an attempt to rectify the problem, the Company hired a new controller in May 2004. The increased level of professional and audit fees is not expected to continue during the remainder of 2004.

Provision for Doubtful Accounts. The Company did not record a provision for doubtful accounts for the three months ended September 30, 2004 or 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $13,141 in 2004, as compared to $4,036 in 2003.

Loss from Operations. Loss from operations was $809,416 for the three months ended September 30, 2004, as compared to loss from operations of $1,353,758 for the three months ended September 30, 2003, primarily as a result of the increase in gross profit margin as described above at "Gross Margin".

Interest Income. Interest income was $5,182 in 2003. There was no interest income in 2004.

Interest Expense. Interest expense was $4,745 for the three months ended September 30, 2004 as compared to $6,823 the three months ended September 30, 2003, reflecting interest on the Company's note payable in 2004.

Provision for Income Taxes. The provision for income taxes was $25,680 in 2003. There was no provision for income taxes in 2004.

Net Loss. The Company incurred a loss of $814,161 for the three months ended September 30, 2004, as compared to a loss of $1,381,079 for the three months ended September 30, 2003, primarily as a result of the increase in gross profit margin as described above at "Gross Margin".

Dividends on Class B Convertible Preferred Stock. The Company recorded aggregate dividends of $74,220 for the three months ended September 30, 2004, consisting of dividends of $38,062 and the accretion of the discount of $36,158.

Net Loss Attributable to Common Shareholders. The Company incurred a loss of $888,381 for the three months ended September 30, 2004, as compared to a loss of $1,381,079 for the three months ended September 30, 2003, primarily as a result of the increase in gross profit margin as described above at "Gross Margin".

Nine Months Ended September 30, 2004 and 2003:

Net Revenues. Net revenues increased by $4,977,403 or 21.5%, to $28,136,117 in 2004, as compared to $23,158,714 in 2003. The increase in net revenues in 2004 as compared to 2003 was a result of the Company focusing on obtaining a higher market share by reducing prices, particularly in South America. The Company also liquidated slow-moving inventories in 2004.

During the nine months ended September 30, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $294,125 and $2,074,564, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $1,819,653 or 6.5% in 2004, as compared to $2,145,583 or 9.3% in 2003. There were several reasons for the decrease in gross margin. Most significantly, motherboard technology has improved significantly in the past year, leading to higher wholesale prices for such products. In future periods, the Company expects to be able to pass along the price increases to its customers. However, during the nine months ended September 30, 2004, the Company priced its products very aggressively as it introduced its products to new markets in Mexico and South America. In addition, the Company took an inventory write-down of $583,520 during the nine months ended September 30, 2004 as it liquidated its old inventory. During the nine months ended September 30, 2003, the Company recorded an inventory write-down of $30,000.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $418,276 or 44.3%, to $526,811 in 2004, as compared to $945,087 in 2003, reflecting in part reduced vendor support programs funded by the Company. Co-operative marketing program expense was $155,492 and $691,065 in 2004 and 2003, respectively.

General and Administrative Expenses. General and administrative expenses increased by $477,725 or 21.4%, to $2,713,845 in 2004, as compared to $2,236,120 in 2003. With regard to changes in operating expenses in 2004 as compared to 2003, the higher quality of new motherboards has led to significant decreases in product returns and in price protection offered by the Company to its customers, which has reduced our selling and marketing expenses. However, that benefit was more than offset by very high professional and audit fees relating to the audit of the Company's 2003 financial statements, which increased the Company's general and administrative expenses. The increased professional and audit fees were a direct result of the problems that the Company experienced with its internal controls and accounting systems. In an attempt to rectify the problem, the Company hired a new controller in May 2004. The increased level of professional and audit fees is not expected to continue during the remainder of 2004.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $196,335 for the nine months ended September 30, 2004. The Company did not record a provision for doubtful accounts for the nine months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $21,409 in 2004, as compared to $12,110 in 2003.

Loss from Operations. Loss from operations was $1,638,747 for the nine months ended September 30, 2004, as compared to loss from operations of $1,047,734 for the nine months ended September 30, 2003, primarily as a result of the decrease in gross profit margin as described above at "Gross Margin".

Interest Income. Interest income was $30,406 in 2003. There was no interest income in 2004.

Interest Expense. Interest expense was $9,490 for the nine months ended September 30, 2004, as compared to $26,248 for the nine months ended September 30, 2003, reflecting interest on the Company's revolving note payable in 2003.

Provision for Income Taxes. The provision for income taxes was $90,680 in 2003. There was no provision for income taxes in 2004.

Net Loss. The Company incurred a loss of 1,648,237 for the nine months ended September 30, 2004, as compared to a loss of $1,134,256 for the nine months ended September 30, 2003, primarily as a result of the decrease in gross profit margin as described above at "Gross Margin".

Dividends on Class B Convertible Preferred Stock. The Company recorded aggregate dividends of $145,993 for the nine months ended September, 2004, consisting of dividends of $75,562 and the accretion of the discount of $70,431.

Net Loss Attributable to Common Shareholders. The Company incurred a loss of $1,794,230 for the nine months ended September 30, 2004, as compared to a loss of $1,134,256 for the nine months ended September 30, 2003, primarily as a result of the decrease in gross profit margin as described above at "Gross Margin".

Financial Condition - September 30, 2004:

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

During the three months ended September 30, 2004 and 2003, the Company purchased inventory from Soyo Taiwan aggregating $3,772,301 and $3,416,840, respectively. During the nine months ended September 30, 2004 and 2003, the Company purchased inventory from Soyo Taiwan aggregating $14,229,570 and $11,574,565, respectively. At September 30, 2004, the Company had short-term accounts payable to Soyo Taiwan of $3,378,191. At December 31, 2003, the Company had short-term accounts payable to Soyo Taiwan of $6,557,253 and a long-term payable to Soyo Taiwan of $12,000,000.

During the nine months ended September 30, 2003, the Company received price protection from Soyo Taiwan aggregating $435,415. The Company did not receive any price protection from Soyo Taiwan during the three months ended September 30, 2003. Such price protection reduced inventories and accounts payable to Soyo Taiwan accordingly. The Company did not receive any price protection from Soyo Taiwan during the three months and nine months ended September 30, 2004. The Company does not have any formal price protection agreement with Soyo Taiwan. The Company periodically negotiates price protection adjustments with Soyo Taiwan based on current market conditions.

As a result of the transaction described below which was effected during the nine months ended September 30, 2004, $12,000,000 of long-term debt was converted into preferred equity, which resulted in a commensurate improvement in the Company's financial position and a substantial reduction in shareholder's deficiency at September 30, 2004 as compared to December 31, 2003.

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

The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock based on the $1.00 stated value, at any time through December 31, 2008, based on the fair market value of the common stock as of the date of conversion, subject, however, to a minimum conversion price of $0.25 per share. No more than 500,000 shares of Class B preferred stock may be converted into common stock in any one year. On December 31, 2008, any unconverted shares of Class B preferred stock automatically convert into shares of common stock based on the then fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. Beginning one year after issuance, upon ten days written notice, the Company or its designee will have the right to repurchase for cash any portion or all of the outstanding shares of Class B preferred stock at 80% of the liquidation value ($0.80 per share). During such notice period, the holder of the preferred stock will have the continuing right to convert any such preferred shares pursuant to which written notice has been received into common stock without regard to the conversion limitation. The Class B preferred stock has unlimited piggy-back registration rights, and is non-transferrable.

The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long-term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock is being recognized as an additional dividend to the Class B preferred stockholder, and as an increase in the loss attributable to common stockholders, and is being accreted from April 1, 2004 through December 31, 2008.

For the three months ended June 30, 2004, the Company recorded aggregate dividends of $71,773, consisting of dividends based on the stated value of the Class B Convertible Preferred Stock of $37,500, which were declared and paid through the issuance of an additional 37,500 shares of Class B Convertible Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $34,273.

For the three months ended September 30, 2004, the Company recorded aggregate dividends of $74,220, consisting of dividends based on the stated value of the Class B Convertible Preferred Stock of $38,062, which were declared and paid through the issuance of an additional 38,062 shares of Class B Convertible Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $36,158.

For the nine months ended September 30, 2004, the Company recorded aggregate dividends of $145,993, consisting of dividends based on the stated value of the Class B Convertible Preferred Stock of $75,562, which were declared and paid through the issuance of an additional 75,562 shares of Class B Convertible Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $70,431.

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

Operating Activities. The Company utilized cash of $413,271 in operating activities during the nine months ended September 30, 2004, as compared to $334,127 in operating activities during the nine months ended September 30, 2003.

At September 30, 2004, the Company had cash and cash equivalents of $1,270,512, as compared to $717,196 at December 31, 2003.

The Company had a working capital deficiency of $2,008,744 at September 30, 2004, as compared to a working capital deficiency of $203,213 at December 31, 2003, resulting in current ratios of 0.85:1 and 0.98:1 at September 30, 2004 and December 31, 2003, respectively.

Net accounts receivable decreased to $5,595,857 at September 30, 2004, as compared to $6,818,729 at December 31, 2003, a decrease of $1,222,872 or 17.9%.
The Company recorded a provision for doubtful accounts of $196,335 for the nine months ended September 30, 2004. The Company did not record a provision for doubtful accounts for the nine months ended September 30, 2003.

Inventories decreased to $4,787,195 at September 30, 2004, as compared to $5,036,125 at December 31, 2003, a decrease of $248,930 or 4.9% as a result of decreased inventory purchases during the nine months ended September 30, 2004. At September 30, 2004 and December 31, 2003, $1,725,354 and $3,426,342 of such inventories had been purchased from Soyo Taiwan.

Accounts payable - Soyo Computer, Inc. decreased to $3,378,191 at September 30, 2004, as compared to $6,557,253 at December 31, 2003, a decrease of $3,179,062 or 48.5%, as a result of payments on account exceeding new inventory purchases during 2004.

Accounts payable - other increased to $8,300,440 at September 30, 2004, as compared to $5,475,999 at December 31, 2003, an increase of $2,824,441 or 51.6%, as a result of increased inventory purchases from other suppliers.

Accrued liabilities increased to $692,200 at September 30, 2004, as compared to $592,984 at December 31, 2003, an increase of $44,968 or 7.6%, as a result of increased accruals with respect to professional fees, insurance and personnel-related costs.

Investing Activities. The Company expended $154,870 in 2004 for leasehold improvements and office furniture with respect to the Company's new office and warehouse facility. Additions to property and equipment in 2003 were $2,512.

Financing Activities. During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, loaned the Company $360,000 for working capital purposes, of which $120,000 was repaid during September 2003. During the nine months ended September 30, 2004, the Ms. Chu loaned the Company an additional $207,707. These loans are non-interest bearing and due on demand.


On March 29, 2004, LGT Computer, Inc. loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May
29, 2004, LGT Computer, Inc. loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 29, 2005, with interest at 4% per annum.

Principal Commitments:

A summary of the Company's contractual cash obligations as of September 30, 2004 is as follows:

                                                   Payments Due By Period
                                                   ----------------------

Contractual                            Less than     Between      Between       After
Cash Obligations            Total       1 year      2-3 years    4-5 years     5 years
----------------         ----------   ----------   ----------   ----------   ----------
Operating leases         $  871,689   $  202,438   $  421,111   $  248,140   $     --
Notes payable               913,750      913,750         --           --           --

Advances from officer,
  director and major
  shareholder               447,707      447,707         --           --           --
                         ----------   ----------   ----------   ----------   ----------
Total contractual cash
  obligations            $2,233,146   $1,563,895   $  421,111   $  248,140   $     --
                         ==========   ==========   ==========   ==========   ==========


Off-Balance Sheet Arrangements:

At September 30, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At September 30, 2004, the Company did not have any material commitments for capital expenditures.

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

As the Company's debt obligations at September 30, 2004 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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

During the three months ended September 30, 2004, the Company implemented a cycle count of its inventory, with the fifty fastest-moving items of "Type A" inventory physically counted and reconciled every morning with the recorded quantities and amounts. All "Type A" inventory is physically counted and reconciled every Monday. A complete inventory is physically counted and reconciled at the end of every month.

The Chief Executive Office and the Chief Financial Officer have reviewed and evaluated the corrective actions listed above. Such officers believe that such corrective actions minimize the risk of material misstatement, but the corrective actions continue to have significant deficiencies. The Company is currently evaluating new accounting software that it believes will address the Company's automated financial reporting system requirements.

(b) Changes in internal control over financial reporting:

In light of the foregoing, management is taking the actions that it deems necessary to rectify the current deficiencies as described above.


                           PART II. OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective March 31, 2004, the Company issued 2,500,000 shares of its Class B Convertible Preferred Stock.

For the three months ended June 30, 2004, the Company recorded aggregate dividends of $71,773, consisting of dividends based on the stated value of the Class B Convertible Preferred Stock of $37,500, which were declared and paid through the issuance of an additional 37,500 shares of Class B Convertible Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $34,273.

For the three months ended September 30, 2004, the Company recorded aggregate dividends of $74,220, consisting of dividends based on the stated value of the Class B Convertible Preferred Stock of $38,062, which were declared and paid through the issuance of an additional 38,062 shares of Class B Convertible Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $36,158.

For the nine months ended September 30, 2004, the Company recorded aggregate dividends of $145,993, consisting of dividends based on the stated value of the Class B Convertible Preferred Stock of $75,562, which were declared and paid through the issuance of an additional 75,562 shares of Class B Convertible Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $70,431.


ITEM 6.  EXHIBITS

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




                                               SOYO GROUP, INC.
                                           ------------------------
                                                (Registrant)




DATE:  November 17, 2004                By: /s/ MING TUNG CHOK
                                           ------------------------
                                           Ming Tung Chok
                                           President and Chief
                                           Executive Officer







DATE:  November 17, 2004                By: /s/ NANCY CHU
                                           ------------------------
                                           Nancy Chu
                                           Chief Financial Officer

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