Form 10-K
period 2004-12-31
SOYO GROUP INC
filed 2005-03-31
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2004 was $___________, based on the closing bid price of $0.13 per share On June 30, 2004.

     As of March 30, 2005, there were 40,530,000 shares Outstanding.

     Documents Incorporated by Reference: None

                                SOYO GROUP, INC.
                                   FORM 10-K
                                     INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business..............................................................5

Item 2.  Properties...........................................................14

Item 3.  Legal Proceedings....................................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities............................15

Item 6.  Selected Financial Data..............................................17

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................18

Item 7A  Quantitative and Qualitative Disclosures About Market Risk...........32

Item 8.  Financial Statements and Supplementary Data..........................32

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................66

Item 9A. Controls and Procedures..............................................68

Item 9B. Other Information....................................................70

                           PART III


Item 10. Directors and Executive Officers of the Registrant...................70

Item 11  Executive Compensation...............................................73

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................73

Item 13. Certain Relationships and Related Transactions.......................75

Item 14. Principal Accountant Fees and Services...............................75

                           PART IV

Item 15. Exhibits, Financial Statement Schedules .............................76

Signatures....................................................................77

                                     PART I

ITEM 1. BUSINESS.

     When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

Company History

     SOYO Group, Inc. formerly Vermont Witch Hazel Company, Inc., a Nevada corporation (the "Company"), was incorporated on August 3, 1994 in the State of Vermont. For seven years, the Company created and marketed skin care and pet care products. The Company manufactured and distributed a line of witch hazel based natural, hypoallergenic soaps, cleansers and other skin aids.

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

     On December 27, 2001, pursuant to a stock purchase agreement dated December 27, 2001, Kevin Halter Jr. purchased 6,027,000 shares of the Company's common stock from Deborah Duffy representing approximately 51% of the Company's issued and outstanding shares of common stock. Simultaneously with the purchase, the current officers and directors of the Company resigned and the following three persons were elected to replace them: Kevin Halter Jr., President and Director, Kevin B. Halter, Secretary, Treasurer & Director and Pam Halter, a Director. Deborah Duffy, Rachel Braun and Peter C. Cullen, the directors of the Company resigned their respective positions and the following three persons were elected to replace them: Kevin Halter Jr., Kevin B. Halter and Pam Halter.

     On October 8, 2002, the Company changed its domicile from the State of Vermont to the State of Nevada.

     On October 24, 2002, pursuant to the terms of a Reorganization and Stock Purchase Agreement ("Reorganization Agreement") dated as of October 15, 2002, the Company acquired (the "Acquisition") all of the equity interest of SOYO, Inc., a Nevada corporation ("SOYO Nevada" or "SOYO Group"), which was a wholly owned subsidiary of SOYO Computer, Inc., a Taiwan company ("SOYO Taiwan"). The Acquisition involved several simultaneous transactions which are set forth below.

1. Mr. Ming Tung Chok ("Ming") and Ms. Nancy Chu ("Nancy") purchased jointly 6,026,798 shares of the Company's common stock for $300,000 from Kevin Halter Jr., a controlling shareholder of the Company, thereby making Ming and Nancy the majority shareholders of the Company.

2. The Company issued 1,000,000 shares of Class A Convertible Preferred Stock, par value $0.001, with a $1.00 per share stated liquidation value to SOYO Taiwan in exchange for all of the outstanding equity interest in SOYO Group, Inc.

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

         Name                                        Title
         ----                                        -----

     Ming Tung Chok                   President, Chief Executive Officer
     Nancy Chu                        Chief Financial Officer
     Nancy Chu                        Secretary

     Bruce Nien Fang Lin resigned and left the Company in July 2003.

     The consideration for the Acquisition was determined through arms length negotiations and a Form 8-K was filed on October 30, 2002, as amended by a Form 8-K/A filed on December 20, 2002. On November 15, 2002, the Company changed its name from Vermont Witch Hazel Company, Inc. to SOYO Group, Inc.

     On December 9, 2002, the Board of Directors elected to change the Company's fiscal year end from July 31 to December 31.

     Until October 24, 2002, the Company had only nominal assets and liabilities and no current business operations. As a result of the Acquisition, the Company will continue the business operations of SOYO Nevada which are described below.

     Incorporated in Nevada on October 22, 1998, SOYO Group, Inc. is a distributor of computer products a substantial portion of which are manufactured in Taiwan and China. Through SOYO Group, Inc. the Company offers a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The breadth of the product line also includes Bare Bone systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for any home and office (SOHO) users.

     SOYO Group's products are sold through an extensive network of authorized distributors to resellers, system integrators, value-added resellers (VARs). These products are also sold through major retailers, mail-order catalogs and e-tailers to the consumers throughout North America and Latin America.

PRODUCTS

     Computer Components and Peripherals

     Motherboards/Bare Bones Systems
     ------------

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

     For more than a decade, the Company has been recognized as the manufacturer of award-winning motherboards, such as the DRAGON(R).high-end series, offered for both the Intel(R) and AMD(R) platforms.

     SOYO Group Inc.'s Bare Bones System product solution is the basis for any computer system. The All-in-One (Audio, Video and LAN onboard) contains our motherboard in AMD as well as Intel platforms, case, power supply, keyboard, mouse and speakers. The 4-in-1 includes the Bare Bones case, power supply, mouse and keyboard. Consumer demand on this product is very high since the majority of components are integrated in the box.

     Storage and MultiMedia Reader/Writer

     The CIGAR 20GB USB 2.0 Hard Drive is ideal for desktop and laptop users who need high capacity in a portable form factor. Incorporating a Toshiba 1.8-inch hard disk from Toshiba, the SlimDrive measures just 4.02" x 2.36" x 0.43" (LWH) and weighs only 3.5 oz. The SlimDrive fits easily into a pocket, purse or briefcase for convenient travel and leaves a small footprint on the desktop. Compatible with both PC and Macintosh operating systems, the SlimDrive's USB 2.0 cable delivers fast transfer rates of up to 480Mbps and does not require any external power supplies or batteries. The magnesium alloy casing provides superior shock resistance. Additional capacities are expected to be available later this year.

     Flash memory is a specialized type of memory component used to store user data and program code. It retains such information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is also found in common consumer products, including MP3 music players, handheld voice recorders and digital answering machines, as well as industrial products. SOYO Group, Inc. intends to introduce various capacities of USB 2.0 Flash Drives in 2005.

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

     The Compact Hub Reader/Writer is a combination USB 2.0 Hub and 12-in-1 flash media card reader/writer that expands the functionality of computers. Offering three USB 2.0 hubs for convenient connection between a computer and digital camera, PDA, hand-held computer, USB phone, MP3 player, keyboard, mouse or printer. The flash memory card slots can all be used at the same time for data download, exchange and storage. The Compact Hub Reader/Writer is hot-swappable, which means that external devices can be added or removed while the computer is on, offers automatic plug-n-play convenience and is backward compatible to USB 1.1.

     SOYO Group, Inc. is entering the LCD display market with the introduction of 17- and 19-inch LCD monitors which are expected to be available in Q2 of 2005.

Consumer Electronics Products
-----------------------------

     SOYO Group, Inc. is entering the consumer electronics market in 2005 with a strong line of entertainment products that includes MP3 and MP4 players and MP3 docking station, LCD and plasma TVs, wireless headphones and USB speakers. These products are expected to be introduced in Q3 and Q4 of 2005.

Communications
--------------

     Although Voice over IP (VoIP) has been in existence for many years, it has only recently begun to take off as a viable alternative to the traditional Public Switched Telephone Networks ("PSTN"). Interest and acceptance have been driven by the attractive cost efficiency that organizations can achieve by leveraging a single IP network to support both data and voice. Indeed, VoIP technology is gaining much attention and is one of the hottest segments of the telephone industry.

     The Telecommunications Industry Association has forecast that spending on VoIP systems will rise to $3.5 billion in 2005, almost triple the $1.2 billion spent in 2001. Moreover, in a report issued by the consulting firm of Deloitte, it states that by 2006 more than two-thirds of the largest "Global 2000" companies will have started deployment of Voice over IP solutions to the desktops of employees. The research report goes on to say that "with VoIP, it's no longer a question of if - it's a question of when and how".

     In recent years voice protocols have evolved to offer a richer set of features, scalability and standardization than was available only a few years ago. The pace of service integration with new and existing networks continues to increase as VoIP products and services develop. The cost-effectiveness of VoIP is immediately attractive when looking into a switchover. It's clear that organizations can gain efficiencies by only having to support a single network infrastructure. Moreover, as pointed out by the Juniper Network study, VoIP offers to deliver many nice new features, such as advanced call routing, computer integration, and encryption. Finally, the study concludes, "due to the cost effectiveness, flexibility and promise that leveraging a single IP network offers, it is no wonder that organizations are looking hard at the VoIP technology and trying to figure out how best to use it to their advantage".

     Our research concludes that there is tremendous growth potential for those companies looking to exploit VoIP markets. Indeed, according to a Frost & Sullivan study, by 2007 VoIP will account for approximately 75% of world voice services. SOYO is seeking to capitalize on this growth by offering new products and innovations in the VoIP market.

     In November 2004, we introduced our "Z-Connect" family of Voice over IP products and services. The Z-Connect product line includes the Z-Connect phone, Z-Connect router, and two versions of the Z-Connect gateway, delivering VoIP capabilities with zero set-up fees, zero monthly fees, zero service contracts, zero configuration and zero hidden charges. Users simply plug the Z-Connect phone into a broadband connection for instant VoIP service. The Z-Connect router combines a voice gateway and a broadband router, enabling users to plug their traditional telephones for VoIP service, and up to four computers can also share Internet access. Z-Connect customers immediately begin saving money on long-distance and international calls, using the free call time of up to 150 minutes included with the phone or router. Additional call time can be purchased on our web site. SOYO Group's VoIP service is based on a flexible pay-as-you go strategy, enabling users to prepay for minutes, and make international and long-distance calls at extremely low rates. "Peer-to-peer" calls between Z-Connect telephones and routers within the Z-Connect Network are always free, anywhere in the world.

     The Z-Connect Single Mode Gateway is the ideal IP telephony solution for small businesses to save money on long-distance and international phone calls and faxes. Up to four analog telephones or a PBX can be connected to the Single-Mode Gateway, which provides the option for users to choose separate DID (Direct Inbound Dial) number for each phone line for inbound calls, and also determine the order in which inbound calls are received.

     The Z-Connect Dual Mode Gateway supports any IP network and the PSTN. Featuring an intelligent switching function that determines which network - the IP or PSTN - to make for using calls, without changing the user's familiar dialing interaction with the phone system. The Dual Mode Gateway seamlessly integrates into the office environment, easily connecting to the PBX, and is compatible with a variety of networks, broadband access devices and system configurations. All local calls, as well as emergency and toll-free numbers, are routed through the PSTN, while long-distance and international calls are routed through the IP, for maximum cost savings.

     The company is also offering DID numbers for the Z-Connect family of products, allowing calls to be received from any other phone over any IP network or through the PSTN, and is also entering the calling card market, to offer consumers cost savings on long-distance calls.

     In Febraury 2005, SOYO announced a very important development for the Z-Connect product line in the form of an agreement with China Unicom USA Corporation, a division of China Unicom Ltd. (NYSE: CHU), to use its Public Service Telephone Network and Voice over Internet Protocol network (the largest in the world), to give users the ability to dial and receive local, long distance, and international calls. China Unicom is one of the largest telecommunication companies in the world and its choice of SOYO Group for a partnership agreement is an extremely important and strategic development opportunity.


     PRODUCTION

     SOYO Group does not produce the components that it distributes. Approximately 60% of SOYO Group, Inc.'s products are supplied by companies located in Taiwan and China. As of December 31, 2004, no single supplier is supplying more than 20% of the products distributed by the SOYO Group, including SOYO Taiwan.


     TRANSPORTATION AND DISTRIBUTION

     SOYO Group, Inc. is the exclusive provider for SOYO(R) branded products in the United States and Latin America. SOYO Group, Inc. has facilities in the U.S. and worldwide. The logistics team members play a key role by providing product through this channel. Through their efforts, SOYO Group, Inc. is able to achieve a high level of efficiency and exceed customer expectations by maintaining a swift andreliable delivery system.


     MARKETING AND SALES

     SOYO Group, Inc. has a network of sales offices to service its Customers' needs, from prompt order processing to after-sales customer care. SOYO Group, Inc.'s primary markets are North and Latin America. SOYO Group, Inc. also sell products in other markets such as the United Kingdom, Europe, Far East Asia and South Africa, through local preferred distributors and resellers.

     SOYO Group, Inc.'s principal sales strategy targets three main markets: (1) end-user consumers; (2) small business users; and (3) home/small office users or SOHO's. To reach target customers, SOYO Group, Inc. sells its products through a wide range of sales channels, including national distributors, such as A.S.I. and D&H Distributing, along with regional distributors that specialize in promoting our products to resellers, e-tailers, system builders and other small retailers. To reach end-user consumers and small business users, SOYO Group, Inc. partners with major electronic chain retail stores and mail-order catalogs throughout the continental U.S.A. and Canada including Best Buy Co., Inc., CompUSA, Fry's Electronics, MicroCenter and TigerDirect (a subsidiary of Systemax, Inc.).

     For the Latin American  market,  system builders and value-added  resellers
(VAR) are the primary targets. To reach these customers, SOYO Group, Inc. uses an extensive network of international, national and regional distributors. There are sales offices in Sao Paolo, Brazil, which offer local technical support and return authorization to better service customers in both Brazil and Argentina. As of December 31, 2004, approximately 20% of the SOYO Group's sales and revenues were generated from the Latin American market.

     CUSTOMERS

     The primary customer base is in North America, where the products have long been recognized for premium quality and competitive prices. SOYO Group, Inc. also has a broad customer base in Latin America.

     SOYO Group, Inc. also has an ancillary base of customers in the United Kingdom, Europe, Asia and South Africa, which are serviced through preferred relationships with independent distributors local to those markets.

     During the year ended December 31, 2004, the Company had one customer (SYX Distibution, Inc., otherwise known as Tiger Direct) that accounted for revenues of $8,591,711, equivalent to 26% of net revenues. During the year ended December 31, 2003, the same customer accounted for revenues of $9,943,855, equivalent to 32% of net revenues. During the year ended December 31, 2002, the Company had two customers, SYX Distibution, Inc., and Fry's Electronics that accounted for revenues of $12,499,598 and $5,965,324, equivalent to 25.2% and 12.0% of net revenues, respectively.

     SUPPLIERS

     From the Company's inception through December 31, 2003, over 80% of the products sold were produced by SOYO Taiwan. In 2004, the Company went through a partial reorganization, changing the sales mix. The decision was made to focus more on peripherals, VoIP, and other products, while deemphasizing sales of hardware and motherboards, which are much more mature markets. As a result, the Company significantly reduced its reliance on SOYO Taiwan.

     As of December 31, 2004, no more than 20% of the products distributed by the SOYO Group are being supplied by any one supplier, including SOYO Taiwan. Notwithstanding the reduced emphasis on distributing SOYO Taiwan products, SOYO Group has a supply Commitment Agreement with SOYO Taiwan which provides that SOYO Taiwan will continue to supply SOYO Group at current levels on an open account basis through 2005. As started in 2004, SOYO Group, Inc. is aggressively establishing new partnership with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

     REGULATIONS

     SOYO Group, Inc. is subject, to various laws and regulations administered by various state, local and international government bodies relating to the operation of its distribution facilities. SOYO Group, Inc. believes that it is in compliance with all governmental laws and regulations related to its products and facilities, and it does not expect to make any material expenditures in 2005 with respect to compliance with any such regulations.

     STRATEGY

     SOYO Group, Inc.'s strategy is to capitalize on its market position as a leading provider of consumer electronics, communications, and networking products by increasing its penetrations of existing markets through acquisitions and expanding into new markets.

     COMPETITION

With the wide range of product offerings, SOYO Group, Inc. competes with a large number of small and well-established companies that produce and distribute products in all categories. Follows is a list of competitors by category:

     o Computer Components and Peripherals - Abit, Asus, Gigabyte, MSI, ViewSonic, Daewoo, Dell, SanDisk, Lexar Media and SimpleTech
     o    Consumer Electronics - Panasonic, ViewSonic, Samsung
     o    Communications - Vonage, Packet8, Net2Phone


     EMPLOYEES

As of March 31, 2005, the Company employed forty three (43) people at its headquarters in Ontario, California.

ITEM 2. PROPERTIES

     The Company's corporate headquarter is located at 1420 S. Vintage Ave. Ontario, California. The property is under a lease agreement for 5 years with terms and conditions as stipulated below :




------------- -------------------------- ----------- ---------- --------- ------
Facility      Address                    Rental      Rental     Monthly   Area
                                         Begin       Expire     Rental    (ft2)
                                                                (US$)
------------- -------------------------- ----------- ---------- --------- ------
Office and    1420 S. Vintage  Avenue,   September   November   $15,380   42,723
warehouse     OntarioCalifornia          1, 2003     30, 2008

------------- -------------------------- ----------- ---------- --------- ------


     The Company also maintains a sales representation office in Brazil, located at Rua Andre Ampere 153 andar 17 sala 171/172, Brooklin Novo, Sao Paulo, SP, Brazil.


ITEM 3. LEGAL PROCEEDINGS.


     On August 2, 2004, a lawsuit was filed in California Superior Court entitled Gerry Normandan. et al, v. SOYO Inc. Case No. RCV 082128. The case seeks class action status and alleges defects in motherboards which Soyo distributes, and that the Company misrepresented and omitted material facts concerning the motherboards. The plaintiff seeks restitution and disgorgement of all amounts obtained by defendant as a result of alleged misconduct, plus interest, actual damages, punitive damages and attorneys' fees. The Company is vigorously defending the lawsuit and believes that it will be resolved with no material adverse effect on the Company.

     None of the Company's directors, officers or affiliates, or owner of record of more than five percent (5%) of its securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fiscal year ended December 31, 2004,there were no matters submitted to the shareholders for approval.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SEECURITIES.

(a)  Market Prices of Common Stock

     The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "SOYO." The high and low bid intra-day prices of the common stock were not reported on the OTCBB for the time periods indicated on the table below. Accordingly, the Company has set forth the high and low closing prices of our common stock as reported on the OTCBB over the last two years. Further, the sales prices listed below represent prices between dealers without adjustments for retail markups, breakdown or commissions and they may not represent actual transactions.


                                                          Price Range
                                                          -----------
                                                    High               Low
                                                    ----               ----
     Fiscal Year Ended December 31, 2003:

     First Quarter                                 $ 1.05             $ 0.25
     Second Quarter                                  0.35               0.15
     Third Quarter                                   0.16               0.14
     Fourth Quarter                                  0.16               0.10

     Fiscal Year Ended December 31, 2004:

     First Quarter                                   0.19               0.11
     Second Quarter                                  0.19               0.12
     Third Quarter                                   0.26               0.12
     Fourth Quarter                                  0.43               0.31

(b)  Shareholders

     The Company's common shares are issued in registered form. Securities Transfer Corporation, Dallas, Texas, is the registrar and transfer agent for the Company's common stock. As of March 30, 2005 there were 40,530,000 shares of the Company's common stock outstanding and the Company had 86 shareholders of record.

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

     During  2004  we  declared   dividends  on  the  Class  B  Preferred  Stock
outstanding.

(d)  Penny Stock

     Until the Company's shares qualify for inclusion in the Nasdaq system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board or the pink sheets. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

(e)  Recent Sales of Unregistered Securities

     None

(f)  Equity Compensation Plan Information

     Through December 31, 2004, the Company did not have any Equity Compensation
Plans. On March 7, 2005, the Company registered its 2005 Stock Compensation Plan on Form S-8 with the Securities and Exchange Commission, registering on behalf of our employees, officers, directors and advisors up to 5,000,000 shares of our common stock purchasable by them pursuant to common stock options granted under our 2005 Stock Compensation Plan. The plan is subject to shareholder approval.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company is presented as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Selected Consolidated Statements of Operations Data:

                                            Year Ended December 31,

------------------- ----------------- ----------------- ----------------- ----------------- ----------------
                    2000              2001              2002              2003              2004
------------------- ----------------- ----------------- ----------------- ----------------- ----------------
Net revenue         $ 62,173,829      $ 63,091,190      $ 49,644,417      $ 31,034,239      $ 32,426,414

------------------- ----------------- ----------------- ----------------- ----------------- ----------------
Income (loss)       (658,581)         (342,073)         (10,892,574)      (980,347)         (3,913,683)
  from
  operations
------------------- ----------------- ----------------- ----------------- ----------------- ----------------
Net                 (522,429)         (390,404)         (10,733,458)      (984,588)         (3,920,245)
loss
------------------- ----------------- ----------------- ----------------- ----------------- ----------------
Net income          (0.02)            (0.01)            (0.35)            (0.03)            (0.10)
  (loss) per
  common share
------------------- ----------------- ----------------- ----------------- ----------------- ----------------




Selected Consolidated Balance Sheet Data:

                                                 December 31,
------------------- ----------------- ----------------- ----------------- ----------------- ---------------
                    2000              2001              2002              2003              2004

------------------- ----------------- ----------------- ----------------- ----------------- ---------------
Total assets        $ 16,752,723      $ 26,309,797      $ 20,914,784      $ 12,729,453      $7,500,437
------------------- ----------------- ----------------- ----------------- ----------------- ---------------
Long-term                                               12,000,000        12,000,000        0
accounts
payable to
SOYO
Computer,Inc
------------------- ----------------- ----------------- ----------------- ----------------- ---------------
Shareholders'       (28,333)          (418,737)         (11,152,195)      (12,136,783)      (4,057,028)
deficiency

------------------- ----------------- ----------------- ----------------- ----------------- ---------------
Cash dividends      --                --                --                --                --
  declared per
  common share
------------------- ----------------- ----------------- ----------------- ----------------- ---------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

     Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. The Company does not intend to update or revise any forward-looking statement contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to reflect new events or circumstances except to the extent required by applicable law.

Background and Overview:

     Incorporated in Nevada on October 22, 1998, SOYO Group, Inc. is a distributor of computer products a substantial portion of which are manufactured in Taiwan and China. Through SOYO Group, Inc. the Company offers a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The breadth of the product line also includes Bare Bone systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for any home and office (SOHO) users.

     SOYO Group's products are sold through an extensive network of authorized distributors to resellers, system integrators, value-added resellers (VARs). These products are also sold through major retailers, mail-order catalogs and e-tailers to the consumers throughout North America and Latin America.

     Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired SOYO, Inc., a Nevada corporation ("SOYO Nevada"), from SOYO Computer, Inc., a Taiwan corporation ("SOYO Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to SOYO Group, Inc. ("SOYO"). The 1,000,000 shares of preferred stock were issued to SOYO Taiwan and the 28,182,750 shares of common stock were issued to SOYO Nevada management. During October 2002, the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, SOYO Taiwan and SOYO Nevada management currently own 34,209,548 shares of the 40,000,000 shares of the Company's common stock outstanding at December 31, 2004.

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

     In conjunction with this transaction,  SOYO Nevada transferred  $12,000,000 of accounts payable to SOYO Taiwan to long-term payable,  without interest,  due
December 31, 2005. (see "Liquidity and Capital Resources - December 31, 2004).

     SOYO Taiwan also agreed to continue to provide computer parts and components to SOYO on an open account basis at the quantities required and on a timely basis to enable SOYO to continue to conduct its business operations at budgeted 2004 levels, which is not less than a level consistent with the operations of SOYO Nevada's business in 2001 and 2000. This supply commitment is effective through December 31, 2005.

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

     The Company sells to both distributors and retailers. Revenues through such distribution channels for the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

                                              Year Ended December 31,
                 -------------------------------------------------------------------------------
                           2004                        2003                       2002
                 -----------------------     -----------------------    ------------------------
                     Amount           %          Amount          %          Amount           %
                 --------------     -----    --------------    -----    --------------     -----
Revenues
  Distributors   $14,704,452        45.35    $13,055,046       42.1      7,376,500         14.9
  Retailers       17,721,962        54.65     17,979,193       57.9     42,267,917         85.1
                 ---------------    ------   ---------------   ------   --------------     -----
                 $32,426,414        100.0    $31,034,239       100.0    49,644,417         100.0
                 ===============    ======   ===============   ======   ==============     =====

During the year ended December 31, 2004, the Company had one customer that accounted for revenues of $8,591,711, equivalent to 26% of net revenues. During the year ended December 31, 2003, the Company had one customer that accounted for revenues of $9,943,855, equivalent to 32% of net revenues. During the year ended December 31, 2002, the Company had two customers that accounted for revenues of $12,499,598 and $5,965,324, equivalent to 25.2% and 12.0% of net revenues, respectively.


Revenues by geographic segment are summarized as follows:

                                    Year Ended December 31,
                  ------------------------------------------------------------
                           2004                 2003                2002
                  ------------------   ------------------   ------------------
                     Amount      %        Amount      %        Amount       %
                  -----------  -----   -----------  -----   -----------  -----
Revenues
  North America   $25,936,978   80.0   $23,043,136   74.3   $42,033,632   84.7
  Central and
    South
    America         6,317,907   19.4     7,391,804   23.8     3,816,747    7.7
  Other
    locations         171,529    0.6       599,299    1.9     3,794,038    7.6
                  -----------  -----   -----------  -----   -----------  -----
                  $32,426,414  100.0   $31,034,239  100.0   $49,644,417  100.0
                  ===========  =====   ===========  =====   ===========  =====


Financial Outlook:

During the years ended December 31, 2001 and 2002, the Company's sales were $63,091,190 and $49,644,417, respectively, with gross margins of 6.9% and negative 8.1% respectively. The large fall off in sales in 2002 was due to various factors, including the West Coast dock strike in September and early October 2002. The impact of the initial supply interruption, combined with the abrupt release of large amounts of inventory, caused a rapid drop in wholesale prices for the Company's products in November and December 2002. The Company incurred a net loss in 2001 and 2002.

During early 2003, as a result of the Company changing its product mix to focus on the sales of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin improved compared to 2002. The Company incurred a net loss in 2003 of $948,588.

In 2004, the Company increased sales by 4.5 % over 2003 despite a significant change in the core offerings for sale. The emphasis switched from motherboards and hardware to peripherals, leading to a more diverse product offering. Also in 2004, the Company introduced its VoIP products, which should result in improved performance in 2005. The Company incurred a net loss in 2004 of $4,143,978. On March 28, 2005 the Company announced that an accredited investor, Ever-Green Technology (Hong Kong) Co., Ltd., purchased 500,000 unregistered shares of our common stock, $0.001 par value per share (the "Shares") and common stock purchase warrants to purchase 100,000 shares of our common stock exercisable at $1.50 per share at any time until March 22, 2008 (the "Warrants"). The total offering price was $500,000, which was paid in cash. Through December 31, 2004, the Company has been totally reliant upon the cash flows from its operations. Through 2004, the Company did not have any external sources of liquidity, other than advances from an officer, director and major shareholder, and loan from LGT Computer, Inc..

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

- The Company has arranged additional supply sources and reduced its reliance on inventory purchases from SOYO Taiwan.

- The Company moved its office and warehouse operations into a larger, more efficient facility in September 2003.

- The Company is attempting to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent such funding is available under reasonable terms and conditions.

There can be no assurances that these measures will result in an improvement in the Company's operations or liquidity. To the extent that the Company's operations and liquidity do not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources. The Company may also have to consider a formal or informal restructuring or reorganization. The equity financing deal closed during the first quarter of 2005 is expected to provide the Company with sufficient proceeds to operate the business at least through the end of 2005, as the Company continues to cut expenses and expand revenue streams.


Restatement:

In conjunction with the audit of the Company's consolidated financial statements for the fiscal year ended December 31, 2003, the Company conducted a review of the 2002 and 2003 interim financial statements, as a result of which the Company restated the results of operations for certain interim periods (see "ITEM 9A. CONTROLS AND PROCEDURES"). The Company's restated results of operations for interim periods in 2003 are summarized at Note 13 to the Consolidated Financial Statements.


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


Results of Operations:

Years Ended December 31, 2004 and 2003-

Net Revenues. Net revenues increased by $1,392,175 or 4.5% to $32,426,414 in 2004 as compared to $31,034,239 in 2003 The increase in net revenues was primarily attributable to increased penetration in the Latin American market while undergoing a radical change in our core offerings for sale.

During the years ended December 31, 2004 and 2003, the Company offered price protection to certain customers under specific programs aggregating $295,999 and $766,904 respectively, which reduced net revenues and accounts receivable accordingly. Although price protection offered to customers was significantly decreased in 2004, it was partially offset by an increase in marketing fees, which increased G&A expenses.

Gross Margin (Deficit). Gross margin was $2,216,372 or 6.8 % in 2004, as compared to $3,073,862 or 9.9 % in 2003. Gross margin decreased in 2004 as compared to 2003, both on an absolute and percentage of revenue basis, as the Company changed its core sales offerings from hardware, motherboards and barebones systems to a greater emphasis on computer peripherals. Consequently, sales at lower margins were made to reduce inventory levels, especially of older inventory.

Sales and Marketing Expenses. Selling and marketing expenses increased by $762,762 or 94 %, to $1,577,609 in 2004, as compared to $814,847 in 2003. The increase was primarily due to marketing expenses on new product lines and higher marketing expenses in new markets, as described in the Sales and Marketing section of item 1 of this report..

General and Administrative Expenses. General and administrative expenses increased by $727,592 or 25.7 %, to $3,560,710 in 2004, as compared to $2,833,118 in 2003. There were several reasons for the increase. First, the Company had accounting and legal fees increase by over $400,000 as a result of the problems with the 2003 audit. The Company also paid over $300,000 to contractors who were hired to assist with the 2003 audit and resolve the internal control problems highlighted in the audit. The Company does not expect those costs to recur in 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $956,738 in 2004, as compared to $390,555 in 2003, primarily as a result of several large charge offs, including Dinastia for approximately $250,000 when they declared bankruptcy.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $34,998 in 2004, as compared to $15,689 in 2003. The large increase resulted from the large increase in depreciable assets following the move to Ontario, California.


Loss from Operations. The loss from operations was $3,913,683 for the year ended December 31, 2004, as compared to a loss from operations of $980,347 for the year ended December 31, 2003.

Interest Expense. Interest expense decreased to $23,371 in 2004, as compared to $26,248 in 2003.

Interest Income. Interest income was $0 in 2004, as compared to $26,252 in 2003. Through the year, the Company had no balances in interest bearing accounts.

Other Income. Other income/expense was $(5,762) in 2004, as compared to $(3,441) in 2003.

Provision (Benefit) for Income Taxes. Provision for income taxes of $800 was booked for both 2004 and 2003..

Net Loss. The net loss was $3,920,245 for the year ended December 31, 2004, as compared to a net loss of $984,588 for the year ended December 31, 2003.

Preferred Stock Dividends. Preferred stock dividends were $223,733 in 2004, and $0 in 2003. This was due to the preferred stock being issued in 2004.




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



Net Operating Loss Carryforwards:

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $4,580,000 and $140,000 respectively, expiring in various years through 2024, which can be used to offset future taxable income, if any. The Company's net operating losses were reduced by $10,500,000 for the forgiveness of debt for tax purposes. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

Net deferred tax assets of $1,570,000 at December 31, 2004 resulting from net operating losses and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.


Liquidity and Capital Resources - December 31, 2004:

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

During the years ended December 31, 2004, 2003 and 2002, the Company purchased inventory from SOYO Taiwan aggregating $14,004,259, $20,188,354, and $42,219,164 respectively. At December 31, 2004 and 2003, the Company had short-term accounts payable to SOYO Taiwan of $1,314,910 and $6,557,253 respectively, and a long-term payable to SOYO Taiwan of $0 and $12,000,000 respectively.

During the years ended December 31, 2004 and 2003, the Company received price protection from SOYO Taiwan aggregating $0 and $651,215 respectively, which reduced inventories and accounts payable to SOYO Taiwan accordingly. The Company does not have any formal price protection agreement with SOYO Taiwan. The Company periodically negotiates price protection adjustments with SOYO Taiwan based on current market conditions.

Effective December 30, 2003, SOYO Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. As part of the agreement, SOYO Taiwan required that the purchaser would be limited to collecting a maximum of $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan. SOYO Taiwan forgave debt in an amount equal the difference between $12,000,000 and the value of the preferred stock. This forgiveness was treated as a capital transaction. Payment was received by SOYO Taiwan in February and March 2004. An agreement was reached in the first quarter of 2004 whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.

The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. No more than 500,000 shares of Class B preferred stock may be converted into common stock in any one year. On December 31, 2008, any unconverted shares of Class B preferred stock automatically convert into shares of common stock based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. Beginning one year after issuance, upon ten days written notice, the Company or its designee will have the right to repurchase for cash any portion or all of the outstanding shares of Class B preferred stock at 80% of the liquidation value ($0.80 per share). During such notice period, the holder of the preferred stock will have the continuing right to convert any such preferred shares pursuant to which written notice has been received into common stock without regard to the conversion limitation. The Class B preferred stock has unlimited piggy-back registration rights, and is non-transferrable.

Based on the terms of the agreement between SOYO Taiwan and the third party, and specifically the limitation on the purchaser collecting more than $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan, the Company has determined that this transaction is in substance a capital transaction. The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock is being recognized as an additional dividend to the Class B preferred stockholder, and as an increase in the loss attributable to common stockholders, and is being accreted from April 1, 2004 through December 31, 2008.

For the year ended December 31, 2004, the Company recorded aggregate dividends of $223,733, consisting of dividends based on the stated value of the Class B convertible preferred stock of $114,195, which were declared and expensed through the issuance of an additional 114,195 shares of Class B Convertible Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $109,538. Through March 31, 2005, none of the preferred stock had been converted to common stock, and the Company had not repurchased any of the shares of preferred stock.

Operating Activities. The Company utilized cash of $183,925 from operating activities during the year ended December 31, 2004, as opposed to generating cash of $58,489 from operating activities during the year ended December 31, 2003, and compared to providing cash of $489,898 in operating activities during the year ended December 31, 2002.

The primary reasons for the usage of cash in 2004 were the Company's large operating loss and the paydown of the balance due to SOYO Taiwan. The reduction in operating cash flow in 2003 as compared to 2002 was primarily a result of increased payments to SOYO Taiwan for inventory purchases. The improvement in operating cash flow in 2002 as compared to 2001 was primarily a result of a reduction in cash utilized to support accounts receivable and inventories.

At December 31, 2004, the Company's cash and cash equivalents had increased by $571,155, to $1,288,351, as compared to $717,196 at December 31, 2003.

The Company had a working capital deficit of $4,256,905 at December 31, 2004, as compared to a working capital deficit of $203,213 at December 31, 2003, resulting in current ratios of .63:1 and .98:1 at December 31, 2004 and 2003, respectively.

Accounts receivable decreased to $3,151,432 at December 31, 2004, as compared to $7,675,115 at December 31, 2003, a decrease of $4,523,683.

Inventories decreased to $3,862,911 at December 31, 2004, as compared to $5,036,125 at December 31, 2003, a decrease of $1,173,214 or 23.3%, primarily as a result of the Company's efforts to reduce inventories as a percentage of sales and increase inventory turnover.

Accounts payable decreased by $2,458,580 to $9,574,672 at December 31, 2004 as compared to $12,033,252 at Deecember 31, 2003. The reason for the decrease is the reduced inventory balance that the Company is carrying.

Accrued liabilities increased to $829,043 at December 31, 2004, as compared to $592,984 at December 31, 2003, an increase of $236,059 or 39.8%.

Investing Activities. The Company expended $158,670, $4,589, and $35,053 in 2004, 2003 and 2002 respectively, for the purchase of property and equipment. The large number in 2004 is due to the move to Ontario, California and the resulting leasehold improvements.

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

On March 29, 2004, LGT Computer, Inc. loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May 29, 2004, LGT Computer, Inc. loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 29, 2005, with interest at 4% per annum. On March 28, 2005, by mutual agreement of the parties, the due date of the first note was extended six months at the same interest rate. The new due date of the first loan is September 28, 2005.


Principal Commitments:

A summary of the Company's contractual cash obligations as of December 31, 2004, is as follows:


-----------------------------   ---------- ---------- ---------- ---------- -------------
Contractual Cash Obligations       Total    Less than  Between    Between      Over 5
                                            one year   2-3 years  4-5 years    years
-----------------------------   ---------- ---------- ---------- ---------- -------------
Operating Leases                $  722,873 $  184,563 $  369,127 $  169,183          --
-----------------------------   ---------- ---------- ---------- ---------- -------------
Advances from                   $  240,000 $  240,000       --         --            --
Officers/Shareholders
-----------------------------   ---------- ---------- ---------- ---------- -------------
Notes Payable                   $  913,750 $  913,750       --         --            --
-----------------------------   ---------- ---------- ---------- ---------- -------------
Total                           $1,876,623 $1,338,313 $  369,127 $  169,183          --
-----------------------------   ---------- ---------- ---------- ---------- -------------

At December 31, 2004, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

As the Company's debt obligations at December 31, 2004 and 2003 (excluding the $12,000,000 of long-term accounts payable at December 31, 2003, which was non-interest bearing and was converted into convertible preferred stock in 2004) are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)  Financial Statements

The following financial statements are set forth at the end hereof.

     1.   Report of Independent Auditors

     2.   Consolidated Balance Sheet as of December 31, 2004 and 2003

     3. Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

     4. Consolidated Statements of Shareholders' Deficiency for the years ended December 31, 2004, 2003 and 2002

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

     6.   Notes to Consolidated Financial Statements.

                         SOYO Group, Inc. and Subsidiary
                   Index to Consolidated Financial Statements




                                                                         Page
                                                                       ---------

Report of Independent Public Accountants
  - Vasquez & Company LLP                                                 F-2
  - Grobstein, Horwath & Company LLP                                      F-3

Consolidated Balance Sheets - December 31, 2004 and 2003               F-4 - F-5

Consolidated Statements of Operations -
  Years Ended December 31, 2004, 2003 and 2002                            F-6

Consolidated Statements of Shareholders' Deficiency -
  Years Ended December 31, 2004, 2003 and 2002                            F-7

Consolidated Statements of Cash Flows -
  Years Ended December 31, 2004, 2003 and 2002                         F-8 - F-9

Notes to Consolidated Financial Statements -
  Years Ended December 31, 2004, 2003 and 2002                       F-10 - F-33

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Soyo Group, Inc. and Subsidiary
Ontario, California

     We have audited the accompanying consolidated balance sheet of Soyo Group, Inc. and Subsidiary (the "Company") as of December 31, 2004, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soyo Group, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Vasquez & Company LLP

Los Angeles, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Grobstein, Horwath & Company LLP

Sherman Oaks, California
May 12, 2004



                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                  December 31,
                                  -----------
-----------------------------------------------   ------------    ------------
                                                          2004            2003
-----------------------------------------------   ------------    ------------
ASSETS
-----------------------------------------------   ------------    ------------
CURRENT
-----------------------------------------------   ------------    ------------
Cash and cash                                     $  1,288,351    $    717,196
equivalents
-----------------------------------------------   ------------    ------------
Accounts receivable, net of allowance                2,076,882       6,818,729
    for doubtful accounts of $1,074,550 and
$856,386 at December 31, 2004
    and 2003,
respectively
-----------------------------------------------   ------------    ------------
  Inventories, including $1,893,442                  3,862,911       5,036,125
  and $3,426,342 purchased from SOYO
    Computer, Inc. in 2004 and 2003,

respectively

-----------------------------------------------   ------------    ------------
  Prepaid                                               25,416          43,973
expenses

-----------------------------------------------   ------------    ------------
  Income tax refund                                     47,000          47,000
receivable

-----------------------------------------------   ------------    ------------
Total Current Assets                                 7,300,560      12,663,023
-----------------------------------------------   ------------    ------------
Property and                                           245,153          86,483
equipment

-----------------------------------------------   ------------    ------------
Less:  accumulated depreciation and                    (80,087)        (45,088)
amortization

-----------------------------------------------   ------------    ------------

                                                       165,066          41,395

-----------------------------------------------   ------------    ------------
Deposits                                                34,811          25,035
-----------------------------------------------   ------------    ------------
Total Assets                                      $  7,500,437    $ 12,729,453
-----------------------------------------------   ------------    ------------




                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets





                                  December 31,
                                  ------------

----------------------------------------------   ------------    ------------
                                                       2004            2003
----------------------------------------------   ------------    ------------
LIABILITIES
----------------------------------------------   ------------    ------------
CURRENT
----------------------------------------------   ------------    ------------
Accounts payable -                               $  1,314,910    $  6,557,253
    SOYO Computer, Inc
----------------------------------------------   ------------    ------------
Other                                               8,259,762       5,475,999
----------------------------------------------   ------------    ------------
Accrued                                               829,043         592,984
liabilities
----------------------------------------------   ------------    ------------
Advances from officer,                                240,000         240,000
    director and major

shareholder
----------------------------------------------   ------------    ------------
Business Loan                                         913,750
----------------------------------------------   ------------    ------------
                                                   11,557,465      12,866,236
----------------------------------------------   ------------    ------------
NON-CURRENT
----------------------------------------------   ------------    ------------
  Long-term payable - SOYO Computer, Inc.                   0      12,000,000
----------------------------------------------   ------------    ------------
SHAREHOLDERS' DEFICIENCY
----------------------------------------------   ------------    ------------
  Class A Preferred stock, $0.001 par value             1,000           1,000
  Issued and outstanding -
      1,000,000 shares
----------------------------------------------   ------------    ------------
  Class B Preferred stock, $0.001 par value         1,527,733               0
Issued and outstanding -
      2,614,195 shares
----------------------------------------------   ------------    ------------
Common stock, $0.001 par value                         40,000          40,000
    Authorized - 75,000,000 shares
    Issued and outstanding -
                                                                   40,000,000
shares
----------------------------------------------   ------------    ------------
Additional paid-in                                 11,155,000         459,000
capital
----------------------------------------------   ------------    ------------
Accumulated deficit                               (16,780,761)    (12,636,783)
----------------------------------------------   ------------    ------------
                                                   (4,057,028)    (12,136,783)

----------------------------------------------   ------------    ------------
Total Liabilities plus Shareholders' Deficit     $  7,500,437    $ 12,729,453
----------------------------------------------   ------------    ------------




                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Operations


                             Year Ended December 31,
                             -----------------------
-------------------------------------------------   ------------    ------------    ------------
                                                            2004            2003            2002
-------------------------------------------------   ------------    ------------    ------------
Net revenues                                        $ 32,426,414    $ 31,034,239    $ 49,644,417
-------------------------------------------------   ------------    ------------    ------------
Cost of revenues, including                           30,210,042      27,960,377      53,648,389
  inventory purchased from
  SOYO Computer, Inc. of $14,004,259,
$20,188,354 and  $42,219,164 in 2004, 2003 and
2002 respectively
-------------------------------------------------   ------------    ------------    ------------
Gross margin (deficit)                                 2,216,372       3,073,862      (4,003,972)
-------------------------------------------------   ------------    ------------    ------------
Costs and expenses:

-------------------------------------------------   ------------    ------------    ------------
Sales and marketing                                    1,577,609         814,847       1,335,070
-------------------------------------------------   ------------    ------------    ------------
General and administrative                             3,560,710       2,833,118       3,141,338
-------------------------------------------------   ------------    ------------    ------------
Provision for doubtful accounts                          956,738         390,555       2,009,218
-------------------------------------------------   ------------    ------------    ------------
Depreciation and amortization:
-------------------------------------------------   ------------    ------------    ------------
Property and equipment                                    34,998          15,689          13,669
-------------------------------------------------   ------------    ------------    ------------
Impairment of Goodwill                                   389,307
-------------------------------------------------   ------------    ------------    ------------
    Total costs and expenses                           6,130,055       4,054,209       6,888,602
-------------------------------------------------   ------------    ------------    ------------
Loss from operations                                  (3,913,683)       (980,347)    (10,892,574)
-------------------------------------------------   ------------    ------------    ------------
Other income (expense):

-------------------------------------------------   ------------    ------------    ------------
  Interest income                                              0          26,252          43,469
-------------------------------------------------   ------------    ------------    ------------
Interest expense                                         (23,371)        (47,627)
                                                                                         (26,248)
-------------------------------------------------   ------------    ------------    ------------
Other income (expense), net                               17,609          (3,445)        117,074
-------------------------------------------------   ------------    ------------    ------------
Other income (expense), net                               (5,762)         (3,441)        112,916
-------------------------------------------------   ------------    ------------    ------------
Loss before provision (benefit)                       (3,919,445)       (983,788)    (10,779,658)
for income taxes
-------------------------------------------------   ------------    ------------    ------------
Provision (benefit) for income                               800             800         (46,200)
  taxes
-------------------------------------------------   ------------    ------------    ------------
Net loss                                            $ (3,920,245)   $   (984,588)   $(10,733,458)
-------------------------------------------------   ------------    ------------    ------------
Less: Dividends on Class B Convertible                      --              --
Preferred Stock                                         (223,733)
-------------------------------------------------   ------------    ------------    ------------
Net loss attributable to common shareholders        $   (984,588)   $(10,733,458)
                                                                                    $ (4,143,978)
-------------------------------------------------   ------------    ------------    ------------

-------------------------------------------------   ------------    ------------    ------------
Net loss per common share -                         $      (0.10)   $      (0.03)   $      (0.35)
Basic and diluted
-------------------------------------------------   ------------    ------------    ------------

-------------------------------------------------   ------------    ------------    ------------
Weighted average number of shares                     40,000,000      40,000,000      30,384,320
  of common stock outstanding -
  Basic and diluted
-------------------------------------------------   ------------    ------------    ------------


                         SOYO Group, Inc. and Subsidiary
               Consolidated Statements of Shareholders' Deficiency
                  Years Ended December 31, 2004, 2003 and 2002


                                                                                                         Additional       Total
                                     Common Stock                Preferred  Stock          Paid In      Accumulated    Shareholders
                                 Shares       Par Value       Shares        Par Value      Capital         Deficit      Deficiency

Balance, December 31, 2001     28,182,750   $     28,183      1,000,000   $      1,000   $    470,817   $   (918,737)  $   (418,737)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                  11,817,250         11,817           --             --          (11,817)          --             --
Net loss for the year
  ended December 31, 2002            --             --             --             --             --      (10,733,458)   (10,733,458)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002     40,000,000         40,000      1,000,000          1,000        459,000    (11,652,195)   (11,152,195)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Net loss for the year
  ended December 31, 2003            --             --             --             --             --         (984,588)      (984,588)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2003     40,000,000         40,000      1,000,000          1,000        459,000    (12,636,783)   (12,136,783)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Issuance of Preferred
Stock for Long Term Debt             --             --        2,500,000      1,304,000     10,696,000           --       12,000,000
Dividends                         114,195        114,195           --             --          114,195
Accretion of Discount             109,538           --             --          109,538
Net loss for the year
  ended December 31, 2004            --             --             --             --             --       (4,143,978)    (4,143,978)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2004     40,000,000         40,000      3,614,195      1,528,733     11,155,000    (16,780,761)    (4,057,028)
                             ============   ============   ============   ============   ============   ============   ============




                  SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                               Years Ended December 31,
---------------------------------------------------  ------------    ------------    ------------
                                                           2004            2003            2002
---------------------------------------------------  ------------    ------------    ------------
OPERATING ACTIVITIES
---------------------------------------------------  ------------    ------------    ------------
Net loss                                             $ (3,920,245)   $   (984,588)   $(10,733,458)
---------------------------------------------------  ------------    ------------    ------------
Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities:
---------------------------------------------------  ------------    ------------    ------------
Depreciation and                                           34,998          15,689          13,669
        amortization
---------------------------------------------------  ------------    ------------    ------------
Provision for doubtful                                    956,738         390,555       2,009,218
        accounts
---------------------------------------------------  ------------    ------------    ------------
Impairment of goodwill                                       --           389,307
---------------------------------------------------  ------------    ------------    ------------
      Loss on disposition of                                 --             7,600
        fixed assets
---------------------------------------------------  ------------    ------------    ------------
      Changes in operating assets and liabilities:
---------------------------------------------------  ------------    ------------    ------------
        (Increase) decrease in:
---------------------------------------------------  ------------    ------------    ------------
Accounts receivable                                     3,785,110        (483,860)      1,243,005
---------------------------------------------------  ------------    ------------    ------------
  Inventories                                           1,173,214       7,322,130       2,243,166
---------------------------------------------------  ------------    ------------    ------------
          Prepaid expenses                                 18,557           6,741         (25,453)
---------------------------------------------------  ------------    ------------    ------------
Income taxes receivable                                      --              --           (47,000)
---------------------------------------------------  ------------    ------------    ------------
Deposits                                                   (9,776)         24,965          59,000
---------------------------------------------------  ------------    ------------    ------------
        Increase (decrease) in:
---------------------------------------------------  ------------    ------------    ------------
Accounts payable -                                     (5,242,343)      3,612,641
            SOYO Computer, Inc.                        (6,246,682)
---------------------------------------------------  ------------    ------------    ------------
Accounts payable -                                      2,783,763         921,179         350,477
            other
---------------------------------------------------  ------------    ------------    ------------
Accrued liabilities                                       236,059        (915,240)      1,450,371
---------------------------------------------------  ------------    ------------    ------------
          Income taxes payable                               --              --           (75,044)
---------------------------------------------------  ------------    ------------    ------------
  Net cash provided by (used in)                         (183,925)         58,489         489,899
    operating activities
---------------------------------------------------  ------------    ------------    ------------

---------------------------------------------------  ------------    ------------    ------------
INVESTING ACTIVITIES
---------------------------------------------------  ------------    ------------    ------------
Purchase of property and                                 (158,670)         (4,589)        (35,053)
    equipment
---------------------------------------------------  ------------    ------------    ------------
  Net cash used in                                       (158,670)         (4,589)        (35,053)
    investing activities
---------------------------------------------------  ------------    ------------    ------------

---------------------------------------------------  ------------    ------------    ------------
FINANCING ACTIVITIES
---------------------------------------------------  ------------    ------------    ------------
Net increase (decrease) in                                      0      (1,200,000)           --
    revolving note payable
---------------------------------------------------  ------------    ------------    ------------
(Increase) decrease in                                  1,000,000            --
    restricted cash
---------------------------------------------------  ------------    ------------    ------------
Advances from officer, director                              --           360,000            --
    and major shareholder
---------------------------------------------------  ------------    ------------    ------------
Business Loan                                             913,750
---------------------------------------------------  ------------    ------------    ------------
  Repayment of advances to                                   --          (120,000)           --
    officer, director and
    major shareholder
---------------------------------------------------  ------------    ------------    ------------
  Net cash provided by                                    913,750          40,000            --
    financing activities
---------------------------------------------------  ------------    ------------    ------------

---------------------------------------------------  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS:
---------------------------------------------------  ------------    ------------    ------------
Net increase (decrease)                                   571,155          93,900         454,856
---------------------------------------------------  ------------    ------------    ------------
At beginning of year                                      717,196         623,296         168,450
---------------------------------------------------  ------------    ------------    ------------
At end of year                                          1,288,351    $    717,196    $    623,296
---------------------------------------------------  ------------    ------------    ------------

---------------------------------------------------  ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

---------------------------------------------------  ------------    ------------    ------------

---------------------------------------------------  ------------    ------------    ------------
Cash paid for interest                                     23,371    $     26,248    $     44,096
---------------------------------------------------  ------------    ------------    ------------

---------------------------------------------------  ------------    ------------    ------------
Cash paid for income taxes                                    800    $      1,000
---------------------------------------------------  ------------    ------------    ------------

---------------------------------------------------  ------------    ------------    ------------
Noncash Dividends                                         223,733
---------------------------------------------------  ------------    ------------    ------------


                   SOYO Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003 and 2002


1.   Organization and Business

     a.   Organization

          Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired SOYO, Inc., a Nevada corporation ("SOYO Nevada"), from SOYO Computer, Inc., a Taiwan corporation ("SOYO Taiwan"), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to SOYO Group, Inc. ("SOYO"). The 1,000,000 shares of preferred stock were issued to SOYO Taiwan and the 28,182,750 shares of common stock were issued to SOYO Nevada management.

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

     An agreement was reached in the first quarter of 2004 whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to an unrelated third party in exchange for the long-term payable.


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

     b.   Business and Outlook

     SOYO Group, Inc. is a distributor of computer products a substantial portion of which are manufactured in Taiwan and China. Through SOYO Group, Inc. the Company offers a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The breadth of the product line also includes Bare Bone systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for any home and office (SOHO) users.

     SOYO Group's products are sold through an extensive network of authorized distributors to resellers, system integrators, value-added resellers (VARs). These products are also sold through major retailers, mail-order catalogs and e-tailers to consumers throughout North America and Latin America.

     During the years ended December 31, 2000 and 2001, and the period from January 1, 2002 through October 24, 2002, SOYO Nevada was a wholly-owned subsidiary of SOYO Taiwan.

     During the years ended December 31, 2001 and 2002, the Company's sales were $63,091,190 and $49,644,417, respectively, with gross margins of 6.9% and 8.1%, respectively. The large fall off in sales in 2002 was due primarily to the West Coast dock strike in September and early October 2002. The impact of the initial supply interruption, combined with the abrupt release of large amounts of inventory, caused a rapid drop in wholesale prices for the Company's products in November and December 2002. The Company incurred a net loss in 2001 and 2002.

     During early 2003, as a result of the Company changing its product mix to focus on the sale of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin improved compared to 2002.

     In 2004, the Company increased sales by 4.5% over 2003 despite a significant change in the core offerings for sale. The emphasis switched from motherboards and hardware to peripherals, leading to a more diverse and profitable product offering. Also in 2004, the Company introduced its VoIP products, which should result in improved performance in 2005.

     However, the gross margin was drastically reduced in 2004. Stale inventory was sold at reduced prices, and the Company cut margins on other products to enter new markets, particularly in Latin America.

     Through December 31, 2004, the Company has been totally reliant upon the cash flows from its operations. Through 2004, the Company did not have any external sources of liquidity, other than advances from an officer, director, major shareholder, and LGT Computers, Inc.

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

     - The Company has arranged additional supply sources and reduced its reliance on inventory purchases from SOYO Taiwan.

     - The Company moved its office and warehouse operations into a larger, more efficient facility in September 2003.

     - The Company is always attempting to increase its operating liquidity through outside debt and equity financing, to the extent such funding is available under reasonable terms and conditions.

     There can be no assurances that these measures will result in an improvement in the Company's operations or liquidity. To the extent that the Company's operations and liquidity does not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources. The Company may also have to consider a formal or informal restructuring or reorganization. The equity financing deal closed during the first quarter of 2005 will provide the Company with sufficient proceeds to operate the business at least through the end of 2005, as the Company continues to cut expenses and expand revenue streams.


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

     During the years ended December 31, 2004, 2003 and 2002, the Company wrote-down the value of its inventory by $47,084, $429,230 and $2,123,307, respectively.

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

     f.   Impairment or Disposal of Long-Lived Assets

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. No impairment losses associated with the Company's long-lived assets were recognized during the years ended December 31, 2004 and 2003.

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

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. The Company maintains credit insurance for a portion of this credit risk.

     In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

     k.   Advertising

     Advertising costs are charged to expense as incurred. The Company has not incurred direct advertising costs. However, the Company may participate in cooperative advertising programs with certain of its customers by paying a stipulated percentage of the sales invoice price. Cooperative advertising costs paid for the years ended December 31, 2004, 2003 and 2002 were $1,481,441, $728,488 and $907,505 respectively, and are presented under sales and marketing costs in the accompanying consolidated statements of operations.

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

     m.   Loss Per Common Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2004, 2003and 2002 because the Company incurred a loss during such periods and their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2004, 2003 and 2002.

     As of December 31, 2004, potentially dilutive securities consisted of 1,000,000 shares of Class A convertible preferred stock with a stated liquidation value of $1.00 per share that are convertible into common stock at the fair market value of the underlying common stock, and 2,614,195 shares of Class B convertible preferred stock with a stated liquidation value of $1.00 per share At December 31, 2004, 2,702,702 shares of common stock were issuable upon conversion of the Class A convertible preferred stock, based on the trading price of the common stock on December 31, 2004 of $0.37 per share, and 7,065,392 shares of common stock were issuable upon conversion of the Class B convertible preferred stock, based on the trading price of the common stock.

     n.   Comprehensive Income

     The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the years ended December 31, 2004, 2003 and 2002.

     o.   Fair Value of Financial Instruments

     The Company believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2004 approximate their respective fair values due to the short-term nature of those instruments.

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


     r.   Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting forNonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

     The exception under APB 29 required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.

     SFAS 153 is effective on January 1, 2006. The adoption of SFAS 153 is not expected to have an impact on the Company's consolidated financial statements or disclosures.

     On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS 123R") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Statement 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company must adopt SFAS 123R no later than January 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of three methods: the "modified prospective" method, the "modified retrospective" method to January 1, 2005, or the "modified retrospective" method to all prior years for which SFAS 123 was effective. The Company has not yet determined which adoption method it will utilize. The Company has not yet decided whether it will adopt the provisions of SFAS 123R on January 1, 2006 as required, or earlier, as allowed.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

     SFAS 151 is effective on January 1, 2006. Earlier application is permitted for inventory costs incurred beginning January 1, 2005. The provisions of SFAS 151 shall be applied prospectively. The adoption of SFAS 151 is not expected to have an impact on the Company's consolidated financial statements or disclosures.

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



3.   Accounts Receivable

The Company's accounts receivable at December 31, 2004 and 2003 are summarized as follows:


                                                       December 31,
                                              -------------------------------
                                                  2004                2003
                                              -----------         -----------

Accounts receivable                           $ 3,151,432         $ 7,675,115
Less:  allowance for doubtful accounts         (1,074,550)           (856,386)
                                              -----------         -----------
                                              $ 2,076,882         $ 6,818,729

     Changes in the allowance for doubtful accounts for the years ended December 31, 2004 and 2003 are summarized as follows:



                                                    Years Ended December 31,
------------------------------------------------   --------------------------
                                                        2004           2003
------------------------------------------------   -----------    -----------
Balance, beginning of year                         $   856,386    $   620,605
------------------------------------------------   -----------    -----------
Add:  Amounts provided during the year                 956,738        390,555
------------------------------------------------   -----------    -----------
Less:  Amounts written off during the year            (738,574)      (154,774)
------------------------------------------------   -----------    -----------
Balance, end of year                               $ 1,074,550    $   856,386
------------------------------------------------   -----------    -----------

The Company's management believes that the balance of the allowance for doubtful accounts at December 31, 2004 and 2003 were sufficient to cover any past due accounts whose collection is considered doubtful at such dates.


4.   Property and Equipment

     At December 31, 2004 and 2003, property and equipment consisted of the following:


                                                           December 31,
--------------------------------------------------   ----------------------
                                                          2004         2003
--------------------------------------------------   ---------    ---------
Computer and equipment                               $  62,255    $  58,455
--------------------------------------------------   ---------    ---------
Furniture and fixtures                                  24,333       17,773
--------------------------------------------------   ---------    ---------
Leasehold improvements                                 149,890        1,580
--------------------------------------------------   ---------    ---------
Automobile                                               8,675        8,675
--------------------------------------------------   ---------    ---------
Less:  accumulated                                     (80,087)     (45,088)
  depreciation and
  amortization
--------------------------------------------------   ---------    ---------
                                                     $ 165,066    $  41,395
--------------------------------------------------   ---------    ---------

     For the years ended December 31, 2004, 2003 and 2002, depreciation and amortization expense related to property and equipment was $34,998, $15,689, and $13,669 respectively.


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

8.   Business Loan

     On March 29, 2004, LGT Computer, Inc. loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May 28, 2004, LGT Computer, Inc. loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 27, 2005, with interest at 4% per annum. On March 28, 2005, by mutual agreement of the parties, the due date of the first note was extended six months at the same interest rate. The new due date of the first loan is September 28, 2005.

9.   Commitments and Contingencies

     a.   Operating Lease

     The Company leases its office and warehouse premises under a five-year non-cancelable operating lease that expires on November 30, 2008, with a five year renewal option. The lease provides for monthly payments of base rent and an unallocated portion of building operating costs. The minimum future lease payments are as follows:

     Years Ending December 31,
     -------------------------

     2005             $220,438
     2006              210,983
     2007              212,692
     2008              194,967

     Rent expense for the years ended December 31, 2004, 2003 and 2002 was $229,718, $276,044 and $361,140 respectively.

     b.   Legal Proceedings

     On August 2, 2004, a lawsuit was filed in California Superior Court entitled Gerry Normandan. et al, v. Soyo Inc. Case No. RCV 082128. The case seeks class action status and alleges defects in motherboards which Soyo distributes, and that the Company misrepresented and omitted material facts concerning the motherboards. The plaintiff seeks restitution and disgorgement of all amounts obtained by defendant as a result of alleged misconduct, plus interest, actual damages, punitive damages and attorneys' fees. The Company is vigorously defending the lawsuit and believes that it will be resolved with no material adverse effect on the Company.

     None of the Company's directors, officers or affiliates, or owner of record of more than five percent (5%) of its securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

10.   Income Taxes


     For the years ended December 31, 2004, 2003 and 2002, the Company incurred net losses and accordingly, had no tax liability, other than minimum state franchise taxes.

     As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $4,580,000 and $140,000 respectively, expiring in various years through 2024, which can be used to offset future taxable income, if any. The Company's net operating losses were reduced by $10,500,000 for the forgiveness of debt for tax purposes. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

11.  Significant Concentrations

     a.   Customers

     The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                    Years Ended December 31,
                 --------------------------------------------------------------
                           2004                  2003                 2002
                 -------------------   ------------------   -------------------
                   Amount        %       Amount       %       Amount       %
                 -----------  ------   -----------  -----   -----------  ------
Revenues
  Distributors   $14,704,452   45.35   $13,055,046   42.1     7,376,500    14.9
  Retailers       17,721,962   54.65    17,979,193   57.9    42,267,917    85.1
                 -----------  ------   -----------  -----   -----------  ------
                 $32,426,414   100.0   $31,034,239  100.0    49,644,417  100.00
                 ===========  ======   ===========  =====   ===========  ======

     During the years ended December 31, 2004, 2003 and 2002, the Company offered price protection to certain customers under specific programs aggregating $295,999, $2,129,046, and $1,054,735 respectively, which reduced net revenues and accounts receivable accordingly.

     Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

     During the year ended December 31, 2004, the Company had one customer (SYX Distibution, Inc., otherwise known as Tiger Direct) that accounted for revenues of $8,591,711, equivalent to 26% of net revenues. During the year ended December 31, 2003, the same customer accounted for revenues of $9,943,855, equivalent to 32% of net revenues. During the year ended December 31, 2002, the Company had two customers, SYX Distibution, Inc., and Fry's Electronics that accounted for revenues of $12,499,598 and $5,965,324, equivalent to 25.2% and 12.0% of net revenues, respectively.



     b.   Geographic Segments

          Revenues by geographic segment are summarized as follows:

                                    Years Ended December 31,
                   ------------------------------------------------------------
                            2004                2003                 2002
                   ------------------   ------------------   ------------------
                      Amount      %       Amount       %       Amount       %
                   -----------  -----   -----------  -----   -----------  -----
Revenues
  North America    $25,936,978   80.0   $23,043,136   74.3   $42,033,632   84.7
  Central and
    South
    America          6,317,907   19.4     7,391,804   23.8     3,816,747    7.7
  Other
    locations          171,529    0.6       599,299    1.9     3,794,038    7.6
                   -----------  -----   -----------  -----   -----------  -----
                   $32,426,414  100.0   $31,034,239  100.0   $49,644,417  100.0
                   ===========  =====   ===========  =====   ===========  =====

     c.   Suppliers

     From the Company's inception through December 31, 2003, over 80% of the products sold were produced by SOYO Taiwan. In 2004, the Company went through a partial reorganization, changing the sales mix. The decision was made to focus more on peripherals, VoIP, and other products, while deemphasizing sales of hardware and motherboards, which are much more mature markets. As a result, the Company significantly reduced its reliance on SOYO Taiwan.

     As of December 31, 2004, no more than 20% of the products distributed by the SOYO Group are supplied by any one supplier, including SOYO Taiwan. Notwithstanding the reduced emphasis on distributing SOYO Taiwan products, SOYO Group has a supply Commitment Agreement with SOYO Taiwan which provides that SOYO Taiwan will continue to supply SOYO Group at current levels on an open account basis through 2005. As started in 2004, SOYO Group, Inc. is aggressively establishing new partnership with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

     The following is a summary of the Company's transactions and balances with SOYO Taiwan as of and for the years ended December 31, 2004, 2003 and 2002:






  December 31,
----------------------------------                 -----------   -----------
                                                        2004          2003
----------------------------------                 -----------   -----------
Accounts payable to SOYO Taiwan                    $ 1,314,910   $ 6,557,253
----------------------------------                 -----------   -----------
Long-term payable to SOYO Taiwan                          --      12,000,000
----------------------------------                 -----------   -----------



Years Ended December 31,
----------------------------------   -----------   -----------   -----------
                                          2004          2003          2002
----------------------------------   -----------   -----------   -----------
Purchases from SOYO Taiwan           $14,004,259   $20,188,354   $42,219,164
----------------------------------   -----------   -----------   -----------
Payments to SOYO Taiwan              $19,154,603   $18,842,244   $35,946,037
----------------------------------   -----------   -----------   -----------

     During the years ended December 31, 2004, 2003 and 2002, the Company received price protection from SOYO Taiwan of $0, $651,215, and $394,071 respectively, which reduced inventory and accounts payable accordingly.




12.  Shareholders' Deficiency

     a.   Common Stock

     As of December 31, 2002, the Company had authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

     Effective October 24, 2002, the Company issued 28,182,750 shares of common stock to Ming Tung Chok and Nancy Chu, who are members of SOYO Nevada management (see Note 1). The shares of common stock were valued at par value, since the transaction was deemed to be a recapitalization of SOYO Nevada. During October 2002, the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of common stock. Accordingly, management currently owns 34,209,538 shares of the 40,030,000 shares of common stock outstanding at March 31, 2005.

     b.   Preferred Stock

     As of December 31, 2004, the Company had authorized 10,000,000 shares of preferred stock with a par value $0.001 per share.

     The Board of Directors is vested with the authority to divide the authorized shares of preferred stock into series and to determine the relative rights and preferences at the time of issuance of the series.

     Effective October 24, 2002, the Company issued 1,000,000 shares of Class A convertible preferred stock to SOYO Taiwan (see Note 1) with a stated liquidation value of $1.00 per share. The shares of Class A preferred stock were valued at par value, since the transaction was deemed to be a recapitalization of SOYO Nevada. Each share of Class A preferred stock has one vote per share. The Class A preferred stock has no stated dividend rate. The shares of Class A preferred stock are convertible, in whole or in part, into common stock at any time during the three-year period subsequent to their issuance, based on the average closing bid price of the common stock for a period of five business days prior to conversion. On October 24, 2005, any unconverted shares of Class A preferred stock automatically convert into shares of common stock on the same conversion terms.

     During the first quarter of 2004, SOYO Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. As part of the agreement, SOYO Taiwan required that the purchaser would be limited to collecting a maximum of $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan. SOYO Taiwan forgave debt in an amount equal the difference between $12,000,000 and the value of the preferred stock. This forgiveness will be treated as a capital transaction. Payment was received by SOYO Taiwan in February and March 2004. An agreement was reached whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.

     The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. No more than 500,000 shares of Class B preferred stock may be converted into common stock in any one year. On December 31, 2008, any unconverted shares of Class B preferred stock automatically convert into shares of common stock based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. Beginning one year after issuance, upon ten days written notice, the Company or its designee will have the right to repurchase for cash any portion or all of the outstanding shares of Class B preferred stock at 80% of the liquidation value ($0.80 per share). During such notice period, the holder of the preferred stock will have the continuing right to convert any such preferred shares pursuant to which written notice has been received into common stock without regard to the conversion limitation. The Class B preferred stock has unlimited piggy-back registration rights, and is non-transferrable.

     Based on the terms of the agreement between SOYO Taiwan and the third party, and specifically the limitation on the purchaser collecting more than $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan, the Company has determined that this transaction is in substance a capital transaction. Accordingly, the Company recorded the issuance of the Class B preferred stock at its fair market value in 2004, with the difference between the $12,000,000 long-term payable and the fair market value of the Class B preferred stock credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock will be recognized as an additional dividend to the Class B preferred stockholder, and will be accreted through December 31, 2008.

     For the year ended December 31, 2004, the Company recorded aggregate dividends of $223,733, consisting of dividends based on the stated value of the Class B convertible preferred stock of $114,195, which were declared and expensed through the issuance of an additional 114,195 shares of Class B Convertible Preferred Stock, and dividends based on the accretion of the discount on the Class B Convertible Preferred Stock of $109,538. Through March 31, 2005, none of the preferred stock had been converted to common stock, and the Company had not repurchased any of the shares of preferred stock.

     c.   Stock Options and Warrants

     As of December 31, 2004, the Company did not have any stock options or warrants outstanding, and had not adopted a stock option plan.


13.  Quarterly Results (Unaudited)

     Presented below is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.


     The Company  restated the results of operations  for the three months ended
March 31, 2003, June 30, 2003 and September 30, 2003, to reflect various adjustments, primarily to correct the intra-period allocation of net revenues and cost of revenues. The results for the full year 2003 did not change.






                               Three Months Ended
------------------------------------------------------------------------------------------
                     March 31,     June 30,     September 30,  December 31,      Total
                         2004          2004           2004          2004
-----------------  ------------  ------------   ------------   ------------   ------------
Net revenues       $  8,594,302  $ 10,194,388   $  9,347,427   $  4,290,297   $ 32,426,414

Gross margin          1,113,168       398,972        307,513        396,719      2,216,372
  (deficit)
-----------------  ------------  ------------   ------------   ------------   ------------
Income (loss)            94,705      (924,036)      (809,416)    (2,274,936)    (3,913,683)
  from
  operations
-----------------  ------------  ------------   ------------   ------------   ------------
Income (loss)            94,705      (928,781)      (814,161)    (2,271,208)    (3,919,445)
  before
  income taxes
-----------------  ------------  ------------   ------------   ------------   ------------
Income taxes               --            --             --             --                0
-----------------  ------------  ------------   ------------   ------------   ------------
Net income               94,705      (928,781)      (814,161)    (2,272,008)    (3,920,245)
 (loss)
-----------------  ------------  ------------   ------------   ------------   ------------
Net income
  (loss) per
  common share -
Basic              $       --    $       (.02)  $       (.02)  $       (.06)  $       (.10)
Diluted            $       --    $       (.02)  $       (.02)  $       (.06)  $       (.10)
-----------------  ------------  ------------   ------------   ------------   ------------
Weighted
  average
  number of
  common
  shares
  outstanding -
Basic                40,000,000    40,000,000     40,000,000     40,000,000     40,000,000
Diluted              46,666,667    40,000,000     40,000,000     40,000,000     40,000,000
-----------------  ------------  ------------   ------------   ------------   ------------







                                           Three Months Ended
------------------------------------------------------------------------------------------
                      March 31,     June 30,    September 30,  December 31,       Total
                          2003          2003          2003           2003           2003
-----------------   ------------  ------------  ------------   ------------   ------------
Net revenues        $  9,497,565  $  6,901,834  $  6,759,316   $  7,875,524     31,034,239

-----------------   ------------  ------------  ------------   ------------   ------------
Gross margin           1,170,866     1,410,174      (435,457        928,279      3,073,862
  (deficit)
-----------------   ------------  ------------  ------------   ------------   ------------
Income (loss)            139,845       166,179    (1,353,758         67,387       (980,347)
  from
  operations
-----------------   ------------  ------------  ------------   ------------   ------------
Income (loss)            130,451       181,372    (1,355,398         59,787       (983,788)
  before
  income taxes
-----------------   ------------  ------------  ------------   ------------   ------------
Income taxes              36,250        28,750        25,680        (89,880)           800
-----------------   ------------  ------------  ------------   ------------   ------------
Net income          $     94,201  $    152,622  $ (1,381,078   $    149,667   $   (984,588)
 (loss)
-----------------   ------------  ------------  ------------   ------------   ------------
Net income
  (loss) per
  common share -
Basic               $       --    $       --    $      (0.03   $       --     $      (0.03)
Diluted             $       --    $       --    $      (0.03   $       --     $      (0.03)
-----------------   ------------  ------------  ------------   ------------   ------------
Weighted
  average
  number of
  common
  shares
  outstanding -
Basic                 40,000,000    40,000,000    40,000,000     40,000,000     40,000,000
Diluted               42,272,727    45,555,556    40,000,000     49,090,909     40,000,000
-----------------   ------------  ------------  ------------   ------------   ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective July 23, 2004, the Company dismissed Grobstein, Horwath & Company LLP ("Grobstein"), as the Company's independent registered public accounting firm. Effective July 26, 2004, the Company engaged Vasquez & Company LLP ("Vasquez") as the Company's new independent registered public accounting firm. The dismissal of Grobstein and the engagement of Vasquez were approved by the Company's Board of Directors.

     During the years ended December 31, 2002 and 2003, and the subsequent interim period from January 1, 2004 through July 26, 2004, neither the Company, nor anyone on its behalf, consulted with Vasquez regarding; (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements and no written report or oral advice was provided that Vasquez concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined at Item 304(a)(1)(iv) or a reportable event as defined at Item 304 (a)(1)(iv) of Regulation S-K.

     Grobstein audited the Company's financial statements for the fiscal years ended December 31, 2002 and 2003. Grobstein's reports for these periods did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles, except that such reports contained a modification paragraph that indicated that as a result of the Company's losses from operations there was substantial doubt about the Company's ability to continue as a going concern.

     During the fiscal years ended December 31, 2002 and 2003, and the interim period from January 1, 2004 through July 23, 2004, there were no disagreements with Grobstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grobstein, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(v) of Regulation S-K during the fiscal years ended December 31, 2002 and 2003 and the interim period from January 1, 2004 through July 23, 2004, except that (a) as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003(Item 9A) and Quarterly Report on Form 10-Q for the quarterly period ended March31, 2004 (Item
4), the Company's disclosure controls and procedures were not adequate, (b) by letter dated July 15, 2004, Grobstein stated that it noted certain deficiencies involving internal controls that Grobstein considered to be significant deficiencies that, in the aggregate, constitute material weaknesses under standards established by the American Institute of Certified Public Accountants. Grobstein discussed the significant deficiencies and material weaknesses set forth in the above mentioned letter with the Company's Board of Directors.

     Effective February 10, 2003, the Company, dismissed Gerald R. Perlstein, CPA ("Perlstein"), as the Company's independent accountant. Effective February 10, 2003, the Company engaged Grobstein, Horwath & Company LLP, ("Grobstein") as the Company's new independent accountants. Perlstein had been retained by the Company as its independent accountant on January 31, 2000. The dismissal of Perlstein and the engagement of Grobstein were approved by the Company's Board of Directors.

     Prior to Grobstein becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with Grobstein regarding either the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a) (1)(iv) of Regulation S-K.

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

     Effective February 13, 2003, the Company, dismissed Malone & Bailey PLLC ("M & B"), as the independent accountants of its wholly-owned subsdiary, SOYO
Nevada, Inc. The dismissal of M & B and the engagement of Grobstein were approved by the Company's Board of Directors.

     Prior to Grobstein becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with Grobstein regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-K.

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



ITEM 9A.  CONTROLS AND PROCEDURES

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

     The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including that the Company's system of internal control during 2003 did not: (1) properly record accounts payable to vendors for purchases of inventory, (2) did not properly record adjustments to inventory per the general ledger to physical inventory balances,
(3) did not properly record inventory adjustments to the lower of cost or market using the average inventory method, (4) did not periodically reconcile the Company's main bank account between August 2003 and December 2003, (5) did not have adequate controls over interim physical inventory procedures, and (6) did not generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling all relevant contemporaneous documentation for ongoing business transactions, and significant turnover in the Company's financial staff. In addition to the foregoing, a former employee withheld information from the auditor during the 2003 audit. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the fiscal period ended December 31, 2003.

     In view of the fact that the financial information presented in the 2003 annual report was prepared in the absence of adequate internal controls over financial reporting, the Company devoted a significant amount of time and resources to the analysis of the financial information and documentation underlying the financial statements contained in this annual report, including the related interim financial statements, resulting in the restatement of certain interim financial statements. In particular, the Company reviewed all significant account balances and transactions underlying the financial statements to verify the accuracy of the financial statements contained in the 2003 annual report.

     When the Company's senior management realized that there were significant deficiencies, including material weaknesses, in our 2003 internal control over financial reporting, we retained outside advisors to assist the Company's financial staff in preparing the Company's financial statements, including the restated interim periods


To address these weaknesses, the Company has taken the following corrective actions:

o The Company has hired a new Accounting Manager and currently is seeking to hire additional personnel to focus on financial accounting and reporting issues.

o Each month, the Company's Accounting Manager supervises the reconciliation of the accounts payable subsidiary ledgers with the general ledger, and approves adjustments to inventory based on reconciliation of the general ledger to physical inventory counts. Each quarter, the Accounting Manager records inventory adjustments to the lower of cost or market.

o Every month, the controller reconciles the bank accounts and compares the bank reconciliation with the balance per general ledger and the daily cash report, reviews the recording of accounts payable to vendors for purchases of inventory, and prepares financial statements with a complete set of adjustments.

o During the quarter ended September 30, 2004, the Company implemented a cycle count of its inventory, with the fifty fastest-moving items of "Type A" inventory physically counted and reconciled every morning with the recorded quantities and amounts. All "Type A" inventory is physically counted and reconciled every Monday.

o A complete inventory is physically counted and reconciled at the end of every month.

In conjunction with the audit of the Company's financial statements for the year ended December 31, 2004, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the corrective actions listed above. Such officers believe that such corrective actions minimize the risk of material misstatement, but the corrective actions continue to have significant deficiencies. The Company is currently evaluating new accounting software that it believes will address the Company's automated financial reporting system requirements. The Company expects the new accounting software to be in place and operational during the second quarter of fiscal year 2005.

As of December 31, 2004, The Company's finance operations continue to be understaffed and its personnel lack comprehensive accounting policies and procedures to follow. In addition, the Company's personnel need to be further trained with respect to procedures and systems.


     (b)  Changes in internal control over financial reporting:

In light of the foregoing, management has taken the following actions to rectify the current deficiencies as described above.

o Management has hired experts to assist with the financial reporting required as of December 31, 2004 and train Company employees to perform such tasks in the future.

o Management has hired experts to assist in the evaluation and implementation of new accounting software during fiscal 2005.

ITEM 9B. OTHER INFORMATION- NONE


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and text sets forth the names and ages of all the Company's directors and executive officers and the key management personnel as of March 31, 2005. The Company's Board of Directors is comprised of only one class. All of the directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

--------------- -------- -------------------------------------------------------
Name            Age      Position Held
--------------- -------- -------------------------------------------------------
Ming Tung Chok  44       Chief Executive Officer and Director
--------------- -------- -------------------------------------------------------
Nancy Chu       47       Chief Financial Officer, Secretary and Director
--------------- -------- -------------------------------------------------------


     Ming Tung Chok has served as the President, Chief Executive Officer and Director of the Company since October 25, 2002. Prior to serving in this capacity, Mr. Chok was the Vice President of Engineering of SOYO Group, Inc. for the past five years. Mr. Chok received his Bachelor Degree in Electrical Enginnering from the California State University, Long Beach. Mr. Chok is married to Ms. Nancy Chu who is a Director, the Chief Financial Officer and the Secretary of the Company.

     Nancy Chu has served as the Chief Financial Officer, the Secretary and Director of the Company since October 25, 2002. Prior to serving in this capacity, Ms. Chu was the Vice President of Operations of SOYO Group, Inc. for the past 5 years. Ms. Chu holds a Bachelor Degree in Accounting & Statistics from the Sji Jiang College, Taiwan R.O.C. Ms. Chu is married to Mr. Chok who is the President, Chief Executive Officer and a Director of the Company.

     Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

     Family Relationships.

     Ming Tung Chok, President and CEO, and Nancy Chu, CFO and Secretary, are husband and wife. Andy Chu, the President and majority shareholder of SOYO Taiwan, is the brother of Nancy Chu.


     Involvement in Legal Proceedings.

     To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during fiscal year ended December 31, 2004, 2003 and 2002 to the Company's Chief Executive Officer and Chief Financial Officer.


                           SUMMARY COMPENSATION TABLE


------------------------   ----   --------   -----   ------------------
Name                       Year   Salary     Bonus   Other Compensation
------------------------   ----   --------   -----   ------------------
Ming Tung Chok             2004   $144,000    N/A          N/A
President and CEO          2003   $144,000
                           2002   $138,000
------------------------   ----   --------   -----   ------------------
Nancy Chu                  2004   $120,000
Chief Financial Officer    2003   $120,000
                           2002   $116,500
------------------------   ----   --------   -----   ------------------


     Through December 31, 2004, the Company did not maintain any employee benefit plans. On March 7, 2005, the Company registered its 2005 Stock Compensation Plan on Form S-8 with the Securities and Exchange Commission, registering on behalf of our employees, officers, directors and advisors up to 5,000,000 shares of our common stock purchasable by them pursuant to common stock options granted under our 2005 Stock Compensation Plan. The plan is subject to shareholder approval.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2005 by (i) those persons or groups known to the Company who beneficially own more than 5% of the Company's common stock;
(ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2004; and,
(iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

--------------------------------  ---------------------- -----------------------
Name/Title/Address(1)             Total Number of Shares Percentage Ownership(2)
                                  Owned
--------------------------------  ---------------------- -----------------------
Ming Tung Chok                    20,000,000             45.48%
--------------------------------  ---------------------- -----------------------
Nancy Chu                         14,209,548             32.31%
--------------------------------  ---------------------- -----------------------
All officers and directors as a   34,209,548             77.79%
group (3)
--------------------------------  ---------------------- -----------------------
SOYO Computer, Inc.(4)            2,702,702              6.1%
No. 21 Wu-kung 5 Road
Hsing Chuang City
Taipu Hsien
Taiwan, ROC

--------------------------------  -------------------- -------------------------
Urmston Capital (5)               7,065,392            16.07%
--------------------------------  -------------------- -------------------------

     (1) Unless otherwise provided, the addresses of these holders is 1420 S. Vintage Ave. Ontario California 91761.

     (2) The percentage ownership is based upon 40,030,000 shares outstanding on March 30, 2005.

     (3) Since Ming Tung Chok and Nancy Chu are husband and wife, they are considered beneficial owners of each others common stock. Collectively, they own 34,209,548 shares and are each considered beneficial owners of 34,209,548 shares.

     (4) Andy Chu, through his majority ownership of SOYO Taiwan, is the beneficial holder of 1,000,000 shares of Series A Convertible Preferred Stock, which has a floating rate conversion ratio which, if the Preferred Stock were converted at the closing bid price of $0.37 per share on December 31, 2004, SOYO Taiwan would have received 2,702,702 shares of the Company's common stock.

     (5) The address for Urmston Capital is 148 Xinglung Road, Sec. 3, WenShan District, Taipei, Taiwan R.O.C.

     As the result of an agreement between SOYO Taiwan and an unrelated third party in 2004 2,500,000 shares of Class B preferred stock were issued by the Company to the unrelated third party in exchange for the forgiveness of a $12,000,000 long term payable.

     The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. If the Class B Preferred Stock were converted at the closing bid price of $0.37 per share on December 31, 2004, the holder would have 7,065,392 shares of the Company's common stock.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Ming Tung Chok, the President and Chief Executive Officer of the Company, is married to Nancy Chu, the Chief Financial Officer of the Company. Andy Chu, the President and majority shareholder of SOYO Taiwan, is the brother of Nancy Chu.

     The following is a summary of the Company's transactions and balances with SOYO Taiwan as of and for the years ended December 31, 2004, 2003 and 2002:


December 31,
-----------------------------------------------   -----------   -----------
                                                       2004          2003
-----------------------------------------------   -----------   -----------
Accounts payable to SOYO Taiwan                   $ 1,314,910   $ 6,557,253
-----------------------------------------------   -----------   -----------
Long-term payable to SOYO Taiwan                         --      12,000,000
-----------------------------------------------   -----------   -----------



Years Ended December 31,
---------------------------------   -----------   -----------   -----------
                                         2004          2003          2002
---------------------------------   -----------   -----------   -----------
Purchases from SOYO Taiwan          $14,004,259   $20,188,354   $42,219,164
---------------------------------   -----------   -----------   -----------
Payments to SOYO Taiwan             $19,154,603   $18,842,244   $35,946,037
---------------------------------   -----------   -----------   -----------


     During the years ended December 31, 2004, 2003 and 2002, the Company received price protection from SOYO Taiwan of $0, $651,215, and $394,071 respectively, which reduced inventory and accounts payable accordingly.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


     Independent Accountant Fees

     The following table sets forth the fees for professional audit services rendered by Vasquez & Company LLP for the audit of the Company's annual financial statements for the fiscal year 2004, and the aggregate fees for professional audit services rendered by Grobstein, Horwath & Company LLP for the audit of the annual financial statements for the fiscal year 2003.

-------------------------------------   ---------   ---------
                                             2004        2003
-------------------------------------   ---------   ---------
Audit Fees                              $ 130,000   $ 205,640
                                                           (1)
-------------------------------------   ---------   ---------
Audit-Related Fees (2)                     30,000
-------------------------------------   ---------   ---------
Tax Fees                                   10,000
-------------------------------------   ---------   ---------
All Other
Fees
-------------------------------------   ---------   ---------
Total                                   $ 170,000   $ 205,640
Fees
-------------------------------------   ---------   ---------

--------------------------

(1) Includes annual audit fees and fees for preissuance review of quarterly filings.
(2) Non recurring fee.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit                              Description
Number

3.1  Articles  of  Incorporation,   Incorporated  herein  by  reference  to  the
     Definitive Schedule 14A File No. 333-42036, filed on September 27, 2002.

3.2 Bylaws, Incorporated herein by reference to the Definitive Schedule 14A File No. 333-42036, filed on September 27, 2002.

4.1 Agreement and Plan of Reorganization, Incorporated herein by reference to the Form 8-K, File No. 333-42036, filed on October 30, 2002.

10.1 Commitment Supply Agreement dated October 15, 2002, , Incorporated herein by reference to the Form 10-K, File No. 333-42036, filed on April 15, 2003

10.2 Accounts Payable Deferral Agreement dated October 24,2002, Incorporated herein by reference to the Form 10-K, File No. 333-42036, filed on April 15, 2003

10.3 Exclusive Distribution Agreement dated October 24, 2002, Incorporated herein by reference to the Form 10-K, File No. 333-42036, filed on April 15, 2003

10.4 SOYO Group Agreement with China Unicom dated February 1, 2004*

10.5 Office Lhease at 140 S. Vintage Ave., Ontario, CA dated August 21, 2003*

21.1 Subsidiaries of the Company, Incorporated herein by reference to the Form 10-K, File No. 333-42036, filed on April 15, 2003

31.1 CERTIHFICATION  REQUIRED  BY RULE  13a-14(a)  OR RULE  15d-14(d)  AND UNDER
     SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*

31.2 CERTIFICATION  REQUIRED  BY RULE  13a-14(a)  OR RULE  15d-14(d)  AND  UNDER
     SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





99.1 Sarbanes-Oxley Act Section 906 Certification*

*Filed herein


(b) Reports on Form 8-K



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOYO GROUP, INC.


Dated:  March 31, 2005             By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title:  President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2005            By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title: President, Chief Executive Officer and Director


Dated:  March 31, 2005            By  /s/ Nancy Chu
                                   ---------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and Director