Form 10-Q
period 2005-03-31
SOYO GROUP INC
filed 2005-05-16
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

         For the quarterly period ended March 31, 2005

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

         As of May 15, 2005, the registrant had 40,530,000 shares of common stock issued and outstanding.

         Documents incorporated by reference: None.

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 2005 (Unaudited) and December 31, 2004

                  Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2005 and 2004

                  Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2005 and 2004


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

         Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                     March 31,     December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                    (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents                        $    513,339    $  1,288,351
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,105,264 and $1,074,550 at
    March 31, 2005 and December 31,
    2004, respectively                                2,638,847       2,076,882
  Inventories, including $0
    and $1,893,442 purchased from
    SOYO Computer, Inc. at March 31,
    2005 and December 31, 2004,
    respectively                                      2,819,715       3,861,911
  Prepaid expenses                                       28,919          25,416
  Income tax refund receivable                           47,000          47,000
                                                   ------------    ------------
                                                      6,047,820       7,300,560
                                                   ------------    ------------

Property and equipment                                  188,491         245,153
Less:  accumulated depreciation
  and amortization                                      (88,836)        (80,087)
                                                   ------------    ------------
                                                         99,655         165,066
                                                   ------------    ------------

Deposits                                                 18,971          34,811
                                                   ------------    ------------
                                                   $  6,116,446    $  7,500,437
                                                   ============    ============














                                   (continued)

                         SOYO Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                                     March 31,     December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                    (Unaudited)
LIABILITIES

CURRENT
  Accounts payable -
    SOYO Computer, Inc.                            $    195,557    $  1,314,910
    Other                                             7,472,781       8,259,762
  Accrued liabilities                                   574,711         829,043
  Advances from officer,
    director and major
    shareholder                                         180,000         240,000
  Note payable                                          913,750         913,750
                                                   ------------    ------------
                                                      9,336,799      11,557,465
                                                   ------------    ------------

NON-CURRENT
  Long-term payable - SOYO
    Computer, Inc.                                         --              --
                                                   ------------    ------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
      Convertible Preferred Stock,
      $1.00 per share
      stated liquidation value
      ($1,000,000 aggregate
      liquidation value)                                  1,000           1,000
    2,653,408 shares of Class B
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($2,500,000 aggregate
      liquidation value)                              1,566,946       1,527,733
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    40,500,000 shares                                    40,500          40,000
  Additional paid-in capital                         11,654,500      11,155,000
  Accumulated deficit                               (16,433,299)    (16,780,761)
                                                   ------------    ------------
                                                     (3,170,353)     (4,057,028)
                                                   ------------    ------------
                                                   $  6,116,446    $  7,500,437
                                                   ============    ============



     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------

Net revenues                                        $  3,962,520    $  8,594,302
Cost of revenues, including
  inventories purchased from SOYO
  Computer, Inc. of $0
  and $3,948,177 in 2005 and
  2004, respectively                                   3,440,485       7,481,134
                                                    ------------    ------------
Gross margin                                             522,035       1,113,168
                                                    ------------    ------------

Costs and expenses:
  Sales and marketing                                    239,465          37,152
  General and administrative                             933,973         810,383
  Provision for doubtful accounts                         31,124         166,873
  Depreciation and amortization                            8,749           4,055
                                                    ------------    ------------
    Total costs and expenses                           1,213,311       1,018,463
                                                    ------------    ------------
Income from operations                                  (691,276)         94,705
                                                    ------------    ------------

Other income (expense):
  Interest income                                           --              --
  Interest expense                                        11,221            --
  Miscellaneous revenue                                1,089,172)
                                                    ------------    ------------
Other expense, net                                     1,077,951            --
                                                    ------------    ------------
Income before provision for
  income taxes                                           386,675          94,705

Provision for income taxes                                  --              --
                                                    ------------    ------------
Net income                                          $    386,675    $     94,705
                                                    ============    ============

Less: Dividends on Class B
      Convertible Preferred Stock                         39,213            --

Net Income attributable to
    Common Shareholders                             $    347,462    $     94,705

Net income per common share -
  Basic                                             $       0.01    $       --
  Diluted                                           $       0.01    $       --


Weighted average number of
  common shares outstanding -
  Basic                                               40,530,000      40,000,000
  Diluted                                             44,748,149      46,666,667




     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

OPERATING ACTIVITIES
  Net income                                       $    386,675    $     94,705
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and
          amortization                                    8,749           4,055
        Provision for doubtful
          accounts                                       31,124         166,873
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                        (593,089)       (328,111)
            Inventories                               1,043,196      (1,065,366)
            Prepaid expenses                             (3,503)         (2,500)
            Deposits                                     15,840            --
          Increase (decrease) in:
            Accounts payable -
              SOYO Computer, Inc.                    (1,119,353)        701,490
            Accounts payable -
              other                                    (786,981)       (500,948)
            Accrued liabilities                        (254,332)        160,139
            Income taxes payable                           --              --
                                                   ------------    ------------
  Net cash used in operating
    activities                                       (1,271,674)       (769,663)
                                                   ------------    ------------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                                              --            (3,500)
  Proceeds from sale of equipment                        56,662            --
                                                   ------------    ------------
  Net cash used in investing
    activities                                           56,662          (3,500)
                                                   ------------    ------------






                                   (continued)

                         SOYO Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                                    $    (60,000)   $       --
  Proceeds from issuance
    of note payable                                        --           213,750
  Proceeds from issuance of
  Common Stock                                          500,000            --
                                                   ------------    ------------
  Net cash provided by
    financing activities                                440,000         213,750
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS
  Net decrease                                         (775,012)       (559,413)
  At beginning of period                              1,288,351         717,196
                                                   ------------    ------------
  At end of period                                 $    513,339    $    157,783
                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for -
  Interest                                         $       --      $       --
  Income taxes                                     $       --      $       --



NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Issuance of 2,500,000
  shares of Class B
  Convertible Preferred
  Stock as settlement of
  $12,000,000 long-term
  payable -
    Preferred stock                                $       --      $  1,304,000
    Additional paid-in
      capital                                      $       --      $ 10,696,000

  Non-Cash dividends                               $     39,213    $       --









     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2005 and 2004


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

Interim Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 is derived from the Company's audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with United States general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs and inventories. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2005 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

As of March 31, 2005, potentially dilutive securities consisted of 1,000,000 shares of Class A Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, and 2,653,408 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of March 31, 2005, 4,248,149 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock and the Class B Convertible Preferred Stock, consisting of 1,162,791 shares of common stock issuable upon conversion of the Class A Convertible Preferred Stock, based on the closing price of $0.86 per common share at March 31, 2005, and 3,085,358 shares of common stock issuable upon conversion of the Class B Convertible Preferred Stock, based on the $0.86 per share conversion price.

As of March 31, 2004, 16,666,667 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock, based on the closing price of $0.19 per common share during the three months ended March 31, 2004.

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three months ended March 31, 2005 and 2004.

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


2.  Advances from Officer, Director and Major Shareholder

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003 and $60,000 was repaid during March 2005.



3.  Note Payable

On March 29, 2004, LGT Computer, Inc. loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May 29, 2004, LGT Computer, Inc. loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 29, 2005, with interest at 4% per annum. On March 28, 2005, by mutual agreement of the parties, the due date of the notes were extended one year at the same interest rate. The new due date of the first loan is March 28, 2006. The new due date of the second loan is May 29, 2006.



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


5.  Significant Concentrations

a.  Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                Three Months Ended March 31,
                                ----------------------------
                                   2005               2004
                                ------------    ------------
Revenues
  Distributors                  $  2,821,181    $  5,713,801
  Retailers                        1,141,339       2,880,501
                                ------------    ------------
                                $  3,962,520    $  8,594,302
                                ============    ============


During the three months ended March 31, 2005 and 2004, the Company offered price protection to certain customers under specific programs aggregating $99,272 and $3,636, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended March 31, 2005 and 2004, the Company had two customers that accounted for revenues of $1,673,160 and $2,697,593, equivalent to 34.2% and 31.4% of net revenues, respectively. The two customers were E23 Inc. and RJD Computer Inc.

b.  Geographic Segments

Financial information by geographic segments is summarized as follows:

                                Three Months Ended March 31,
                                ----------------------------
                                   2005              2004
                                ------------    ------------

Revenues
  North America                 $  1,560,833    $  6,315,640
  Central and South America          280,623       2,310,889
  Other locations                  2,121,064         (32,227)
                                ------------    ------------
                                $  3,962,520    $  8,594,302
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

The following is a summary of the Company's transactions and balances with SOYO Taiwan as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004:

                                     March 31,     December 31,
                                       2005            2004
                                   ------------    ------------

Accounts payable to SOYO Taiwan    $    195,557    $  1,314,910
Long-term payable to SOYO Taiwan           --              --



                                   Three Months Ended March 31,
                                   ----------------------------
                                      2005               2004
                                   ------------    ------------

Purchases from SOYO Taiwan         $       --      $  4,482,944
Payments to SOYO Taiwan                 873,050       5,345,067


During the three months ended March 31, 2005 and 2004, the Company did not receive any price protection from SOYO Taiwan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Background and Overview:

Historically, the Company has sold computer components and peripherals to distributors and retailers primarily in North, Central and South America. The Company operated in one business segment. A substantial majority of the Company's products were purchased from SOYO Taiwan pursuant to an exclusive distribution agreement effective through December 31, 2005, and were sold under the "SOYO" brand.

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

In 2004, the Company decided to make a significant change in the core offerings for sale. The emphasis switched from motherboards and hardware to peripherals, leading to a more diverse product offering. Also in 2004, the Company introduced its VoIP products. SOYO Group, Inc. is entering the LCD display market with the introduction of 17- and 19-inch LCD monitors which are expected to be available in Q2 of 2005.

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                              Three Months Ended March 31,
                                     -------------------------------------------
                                              2005                   2004
                                     --------------------   --------------------
                                       Amount        %        Amount        %
                                     ----------   -------   ----------   -------
Revenues
  Distributors                       $2,821,181      71.2 $6,441,864        75.0
  Retailers                           1,141,340      28.8  2,152,438        25.0
                                     ----------   -------   ----------   -------
                                     $3,962,520     100.0 $8,594,302       100.0
                                     ==========   =======   ==========   =======

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended March 31, 2005 and 2004, the Company had two customers that accounted for revenues of $1,673,160 and $2,697,593, equivalent to 34.2% and 31.4% of net revenues, respectively. Those customers are E23, Inc., and RJD Computer, Inc.

Financial information by geographic segments is summarized as follows:

                                            Three Months Ended March 31,
                                  ---------------------------------------------
                                            2005                    2004
                                  ---------------------  ----------------------
                                     Amount        %        Amount         %
                                  -----------   -------  -----------    -------

Revenues
  North America                   $ 1,560,832     39.38  $ 6,315,640       73.5
  Central and South America           280,624      7.08    2,310,889       26.9
  Other locations                   2,121,064     53.54    (32,227)        (0.4)
                                  -----------   -------  -----------    -------
                                  $ 3,962,520     100.0  $ 8,594,302      100.0
                                  ===========   =======  ===========    =======

Financial Outlook:


As of March 31, 2005, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder and loans from a private lender.

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

- The Company is attempting to increase its operating liquidity by exploring the availability of outside debt and equity financing; to the extent such funding is available under reasonable terms and conditions.

On March 28, 2005 the Company announced that an accredited investor, Ever-Green Technology (Hong Kong) Co., Ltd., purchased 500,000 unregistered shares of its common stock, $0.001 par value per share (the "Shares") and common stock purchase warrants to purchase 100,000 shares of its common stock exercisable at $1.50 per share at any time until March 22, 2008 (the "Warrants"). The total offering price was $500,000, which was paid in cash.

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

Results of Operations:

Three Months Ended March 31, 2005 and 2004:

Net Revenues. Net revenues decreased by $4,631,782, or 53.89%, to $3,962,520 in 2005, as compared to $8,594,302 in 2004. The decrease in net revenues in 2005 as compared to 2004 was a continuing result of the Company's changing its core sales offerings, reducing inventory, and focusing primarily on selling off older inventory and opening markets for the LCD products, which are expected to be available for sale in May 2005.

During the three months March 31, 2005 and 2004, the Company offered price protection to certain customers under specific programs aggregating $99,272 and $3,636, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $522,035 or 13.17% in 2005, as compared to $1,113,168 or 12.9% in 2004.

Sales and Marketing Expenses. Selling and marketing expenses increased by $202,313 to $239,465 in 2005, as compared to $37,152 in 2004. The increase is due to the hiring of sales people in the LCD and VoIP divisions.

General and Administrative Expenses. General and administrative expenses increased by $123,590 to $933,973 in 2005, as compared to $810,383 in 2004. The increase is also due to the hiring of sales people in the LCD and VoIP divisions.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $31,124 for the three months ended March 31, 2005. The Company recorded a provision for doubtful accounts of $166,873 for the three months ended March 31, 2004.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $8,749 in 2005, as compared to $4,055 in 2004. The increase is a result of the use of leasehold improvements provided by the landlord after the move from Fremont to Ontario, CA.

Income from Operations. The loss from operations was $(929,050) for the three months ended March 31, 2005, as compared to income from operations of $94,705 for the three months ended March 31, 2004. This is a direct result of the reduced sales during the quarter, leading to a very small contribution margin.

Miscellaneous Income. Miscellaneous income was $1,089,172 for the three months ended March 31, 2005. There was no miscellaneous income in the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company was able to reach a final resolution with a vendor over a dispute that had arisen. The Company had purchased $10,663,206 of products from this vendor since 2002. The Company found that RMA requests on these products were unusually high, and customer and distributor returns were also above normal. During the quarter, SOYO resolved these problems with Customers and Distributors for the Vendor, and the Company and the Vendor reached an agreement whereby the Company's payable of $1,106,781 to the Vendor was cancelled.

Interest Income.  There was no interest income in 2004 or in 2005.

Interest Expense. Interest expense was $11,221 in 2005. There was no interest expense in 2004.

Provision for Income Taxes. There was no provision for income taxes in 2004 or in 2005.

Net Income. Net income was $386,675 for the three months ended March 31, 2005, as compared to net income of $94,705 for the three months ended March 31, 2004. This is a result of the misc. income referred to above. Without that, the Company would have suffered a substantial loss.

Financial Condition - March 31, 2004:

Liquidity and Capital Resources:

Transactions with SOYO Taiwan. Since the formation of SOYO Nevada in October 1998, through the end of 2004, the Company relied on the financial support from SOYO Taiwan for inventory and capital to provide the resources necessary to conduct operations. Through October 24, 2002, SOYO Nevada was a wholly-owned subsidiary of SOYO Taiwan. Subsequent to that date, SOYO Taiwan continued to provide inventory to SOYO through 2004.

In conjunction with the October 2002 transaction, SOYO Nevada transferred $12,000,000 of accounts payable to SOYO Taiwan to long-term payable, without interest, due December 31, 2005. SOYO Taiwan also agreed to continue to provide computer parts and components to SOYO on an open account basis at the quantities required and on a timely basis to enable SOYO to continue to conduct its business operations at budgeted levels, which is not less than a level consistent with the operations of SOYO Nevada's business in 2001 and 2000. This supply commitment was to be effective through December 31, 2005.

During the three months ended March 31, 2005, the Company did not purchase inventory from SOYO Taiwan. During the three months ended March 31, 2004 the

Company purchased $4,482,944. At March 31, 2005, the Company had short-term accounts payable to SOYO Taiwan of $195,557. At December 31, 2004, the Company had short-term accounts payable to SOYO Taiwan of $1,314,910. At neither date were there any long-term payable to SOYO Taiwan.

During the three months ended March 31, 2004 and 2005, the Company did not receive any price protection from SOYO Taiwan. The Company does not have any formal price protection agreement with SOYO Taiwan.

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

The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2005 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long-term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock is being recognized as an additional dividend to the Class B preferred stockholder, and as a reduction to earnings available to common stockholders, and will be accreted from April 1, 2004 through December 31, 2008.

Operating Activities. The Company utilized cash of $1,271,674 in operating activities during the three months ended March 31, 2005, as compared to $769,663 in operating activities during the three months ended March 31, 2004.

At March 31, 2005, the Company had cash and cash equivalents of $513,339, as compared to $1,288,351 at December 31, 2004.

The Company had a working capital deficiency of $3,288,979 at March 31, 2005, as compared to a working capital deficiency of $4,256,906 at December 31, 2004, resulting in current ratios of .65:1 and .63:1 at March 31, 2005 and December 31, 2004, respectively.

Accounts receivable increased to $2,638,847 at March 31, 2005, as compared to $2,076,882 at December 31, 2004, an increase of $561,965 or 27.1%. The Company's provision for doubtful accounts stood at $1,105,264 as of March 31, 2005, as compared to $1,074,550 at March 31, 2004.

Inventories decreased to $2,819,715 at March 31, 2005, as compared to $3,862,911 at December 31, 2004, a decrease of $1,043,196 or 27% as a result of decreased inventory purchases; during the three months ended March 31, 2005. During three months ending March 31, 2005, the company did not purchase any inventories from SOYO Taiwan.

Accounts payable - SOYO Computer, Inc. decreased to $195,557 at March 31, 2005, as compared to $1,314,910 at December 31, 2004, a decrease of $1,119,353 or 85.1%, as a result of decreased inventory purchases.

Accounts payable - other decreased to $7,358,177 at March 31, 2005, as compared to $8,230,455 at December 31, 2004, a decrease of $872,278 or 10.6%, as a result of reduced inventory purchases, and the forgiveness of debt by a supplier referenced on page 19.

Accrued liabilities decreased to $574,711 at March 31, 2005, as compared to $829,043 at December 31, 2004, a decrease of $254,332 or 30.7%, as a result of decreased accruals with respect to interests, commissions and general costs.

Investing Activities. The Company received $56,662 in 2005 for the purchase of property and equipment from the landlord in accordance with the terms of the new headquarters in Ontario, CA, as compared to spending $3,500 in 2004 for the purchase of property and equipment.

Financing Activities. During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003 and $60,000 was paid during March 2005.

On March 29, 2004, LGT Computer, Inc. loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May 29, 2004, LGT Computer, Inc. loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 29, 2005, with interest at 4% per annum. On March 28, 2005, by mutual agreement of the parties, the due dates of both notes were extended one year at the same interest rate. The new due date of the first loan is March 28, 2006.

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


Principal Commitments:

A summary of the Company's contractual cash obligations as of March 31, 2005 is as follows:


                                                   Payments Due By Period
                                                   ----------------------

Contractual                            Less than     Between      Between      After
Cash Obligations            Total       1 year      1-2 years    3-5 years    5 years
----------------         ----------   ----------   ----------   ----------   ----------
Operating leases         $  557,774   $  203,294   $  212,688   $  141,792   $     --
Note payable                913,750      913,750         --           --           --

Advances from officer,
  director and major

  shareholder               180,000      180,000         --           --           --
                         ----------   ----------   ----------   ----------   ----------
Total contractual cash

  obligations            $1,651,524   $1,297,044   $  212,688   $  141,792   $     --
                         ==========   ==========   ==========   ==========   ==========


Off-Balance Sheet Arrangements:

At March 31, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At March 31, 2005, the Company did not have any material commitments for capital expenditures.

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

As the Company's debt obligations at March 31, 2005 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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

The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including that the Company's system of internal control during 2003 did not: (1) properly record accounts payable to vendors for purchases of inventory, (2) did not properly record adjustments to inventory per the general ledger to physical inventory balances
(3) did not properly record inventory adjustments to the lower of cost or market using the average inventory method, (4) did not periodically reconcile the Company's main bank account between August 2003 and December 2003, (5) did nothave adequate controls over interim physical inventory procedures, and (6) did not generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling all relevant contemporaneous documentation for ongoing business transactions, and significant turnover in the Company's financial staff. In addition to the foregoing, a former employee withheld information from the auditor during the 2003 audit. Accordingly, the Company's Chief Executive Officer rezalized that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the fiscal period ended December 31, 2003.

In view of the fact that the financial information presented in the 2003 annual report was prepared in the absence of adequate internal controls over financial reporting, the Company devoted a significant amount of time and resources to the analysis of the financial information and documentation underlying the financial statements contained in this annual report, including the related interim financial statements, resulting in the restatement of certain interim financial statements. In particular, the Company reviewed all significant account balances and transactions underlying financial statements to verify the accuracy of the financial statements contained in the 2003 annual report.

When the Company's senior management realized that there were significant deficiencies, including material weaknesses, in our 2003 internal control over financial reporting, we retained outside advisors to assist the Company' financial staff in preparing the Company's financial statements, including the restated interim periods.


To address these weaknesses, the Company took the following corrective actions in 2004:

     o The Company hired a new Accounting Manager, then replaced the Accounting Manager with a more skilled professional. The Company retained an outside consultant to focus on financial accounting and reporting issues, then hired the Consultant onto the staff.

     o Each month, the Company's Accounting Manger supervises the reconciliation of the accounts payable subsidiary ledgers with the general ledger, and approves adjustments to inventory based on reconciliation of the general ledger to physical inventory counts. Each quarter, the Accounting Manager records inventory adjustments to the lower of cost or market.

     o Every month, the controller reconciles the bank accounts and compares the bank reconciliation with the balance per general ledger and the daily cash report, reviews the recording of accounts payable to vendors for purchases of inventory, and prepares financial adjustments.

     o During the quarter ended September 30, 2004 cycle count of its inventory, with the fifty fastest-moving items of "Type A" inventory physically counted and reconciled every morning with the recorded quantities and amounts. All "Type A" inventory is physically counted reconciled every Monday.

     o A complete inventory is physically counted and reconciled at the end of every month.

In conjunction with the audit of the Company's financial statements for the year ended December 31, 2004, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the corrective actions listed above. Such officers believe that such corrective actions minimize the risk of material misstatement, but the corrective actions continued to have significant deficiencies. The Company is currently evaluating new accounting software that it believes will address the Company's automated financial reporting system requirements. The Company expects the new accounting software to be in place and operational during the third quarter of fiscal year 2005.

As of December 31, 2004, The Company's finance operations continued to be understaffed and its personnel lacked comprehensive accounting policies and procedures to follow. In addition, the Company's personnel need to be further trained with respect to procedures and systems. With the hiring of the new Accounting Manager and the Consultant, the Company believes it has finally addressed those areas and resolved the problem.



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

(b)  Reports on Form 8-K

Three Months Ended March 31, 2005:

The Company filed a Report on Form 8-K on March 22, 2005, detailing a sale of securities in a private placement to Ever-Green Technology Co. of Hong Kong, which is incorporated herein by reference.



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




                                           SOYO GROUP, INC.
                                       ------------------------
                                             (Registrant)




DATE:  May 16, 2005                    By: /s/ Ming Tung Chok
                                          -----------------------
                                          President and Chief
                                          Executive Officer







DATE:  May 16, 2005                    By: /s/ Nancy Chu
                                          -----------------------
                                          Nancy Chu
                                          Chief Financial Officer

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