Form 10-Q
period 2005-06-30
SOYO GROUP INC
filed 2005-08-15
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended June 30, 2005

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

         As of August 15, 2005, the registrant had 44,408,200 shares of common stock issued and outstanding.

         Documents incorporated by reference:  None.

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - June 30, 2005
            (Unaudited) and December 31, 2004

            Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2005 and 2004

            Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2005 and 2004

            Notes to Condensed Consolidated Financial Statements
            (Unaudited) - Three Months and Six Months Ended June 30,
            2005 and 2004

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

   Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                     June 30,      December 31,
                                                       2005             2004
                                                   ------------    ------------
                                                    (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents                        $    147,045    $  1,288,351
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,051,458 and $1,074,550 at
    June 30, 2005 and December 31,
    2004, respectively                                5,281,385       2,076,882
  Inventories, including $0
    and $1,893,442 purchased from
    SOYO Computer, Inc. at June 30,
    2005 and December 31, 2004,
    respectively                                      2,965,422       3,861,911
  Prepaid expenses                                        3,937          25,416
  Income tax refund receivable                           47,000          47,000
                                                   ------------    ------------
                                                      8,444,789       7,300,560
                                                   ------------    ------------

Property and equipment                                  202,903         245,153
Less:  accumulated depreciation
  and amortization                                      (98,174)        (80,087)
                                                   ------------    ------------
                                                        104,729         165,066
                                                   ------------    ------------

Deposits                                                 18,972          34,811
                                                   ------------    ------------
                                                   $  8,568,490    $  7,500,437
                                                   ============    ============








                                   (continued)

                         SOYO Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                                     June 30,      December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                    (Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
    SOYO Computer, Inc.                            $       0.00    $  1,314,910
    Other                                             7,262,070       8,259,762
  Accrued liabilities                                   216,398         829,043
  Advances from officer,
    director and major
    shareholder                                         180,000         240,000
  Note payable                                          913,750         913,750
                                                   ------------    ------------
                                                      8,572,218      11,557,465
                                                   ------------    ------------

NON-CURRENT
  Long-term payable - SOYO
    Computer, Inc.                                         --              --
                                                   ------------    ------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($1,000,000 aggregate
      liquidation value)                                  1,000           1,000
    2,653,408 shares of Class B
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($2,500,000 aggregate
      liquidation value)                              1,609,404       1,527,733
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    44,408,200 shares                                    44,408          40,000
  Additional paid-in capital                         14,710,139      11,155,000
  Accumulated deficit                               (16,368,679)    (16,780,761)
                                                   ------------    ------------
                                                         (3,728)     (4,057,028)
                                                   ------------    ------------
                                                   $  8,568,490    $  7,500,437
                                                   ============    ============




     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended June 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Net revenues                                       $  8,494,311    $ 10,194,388
Cost of revenues, including
  inventories purchased from SOYO
  Computer, Inc. of $0
  and $4,237,613 in 2005 and
  2004, respectively                                  7,739,439       9,795,416
                                                   ------------    ------------
Gross margin                                            754,872         398,972
                                                   ------------    ------------

Costs and expenses:
  Sales and marketing                                   124,029         262,136
  General and administrative                            881,355       1,027,198
  Provision for doubtful accounts                         3,390          29,462
  Depreciation and amortization                           9,338           4,212
                                                   ------------    ------------
    Total costs and expenses                          1,018,112       1,323,008
                                                   ------------    ------------
Income (loss) from operations                          (263,240)       (924,036)
                                                   ------------    ------------

Other income (expense):
  Interest income                                          --              --
  Interest expense                                       12,157          (4,745)
Miscellaneous revenue                                  (377,516)           --
                                                   ------------    ------------
Other revenue (expense), net                            365,359          (4,745)
                                                   ------------    ------------
Income (loss) before provision for
  income taxes                                          102,119        (928,781)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net income (loss)                                  $    102,119    $   (928,781)
                                                   ============    ============

Less: Dividends on Class B
  Convertible Preferred Stock                           (42,458)        (71,773)

Net Income attributable to
  Common Shareholders                              $     59,661    $ (1,000,554)

Net income per common share -
  Basic                                            $       0.00    $      (0.03)
  Diluted                                          $       0.00    $      (0.03)


Weighted average number of
  common shares outstanding -
  Basic                                              42,469,100      40,000,000
  Diluted                                            47,340,310      46,666,667

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Net revenues                                       $ 12,456,830    $ 18,788,690
Cost of revenues, including
  inventories purchased from SOYO
  Computer, Inc. of $0
  and $9,953,689 in 2005 and
  2004, respectively                                 11,179,925      17,276,550
                                                   ------------    ------------
Gross margin                                          1,276,905       1,512,140
                                                   ------------    ------------

Costs and expenses:
  Sales and marketing                                   363,494         299,288
  General and administrative                          1,815,328       1,837,581
  Provision for doubtful accounts                        34,513         196,335
  Depreciation and amortization                          18,087           8,267
                                                   ------------    ------------
    Total costs and expenses                          2,231,422       2,341,471
                                                   ------------    ------------
Income (loss) from operations                          (954,517)       (829,331)
                                                   ------------    ------------

Other income (expense):
  Interest income                                          --              --
  Interest expense                                      (23,378)         (4,745)
  Miscellaneous revenue                               1,466,688            --
                                                   ------------    ------------
Other income (expense), net                           1,443,310           4,745
                                                   ------------    ------------
Income (loss) before provision for
  income taxes                                          488,793        (834,076)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net income (loss)                                  $    488,793    $   (834,076)
                                                   ============    ============

Less: Dividends on Class B
  Convertible Preferred Stock                            81,671          71,773

Net Income (loss) attributable to
  Common Shareholders                              $    407,122        (834,076)

Net income (loss) per common share -
  Basic                                            $       0.01    $      (0.02)
  Diluted                                          $       0.01    $      (0.02)


Weighted average number of
  common shares outstanding -
  Basic                                              42,469,100      40,000,000
  Diluted                                            47,340,310      46,666,667


     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                      Six Months Ended June 30,
                                                     --------------------------
                                                        2005           2004
                                                     -----------    -----------


OPERATING ACTIVITIES
  Net income                                         $   488,793    $  (834,076)
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and
          amortization                                    18,087          8,267
        Provision for doubtful
          accounts                                        34,513        196,335
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                       (3,239,016)       526,759
            Inventories                                  896,489     (1,861,849)
            Prepaid expenses                              21,479         28,593
                  Deposits                                15,840          5,000
          Increase (decrease) in:
            Accounts payable -
              SOYO Computer, Inc.                     (1,314,910)    (1,071,817)
            Accounts payable -
              other                                     (997,692)     1,604,345
            Accrued liabilities                         (570,187)       232,734
            Income taxes payable                            --             --
                                                     -----------    -----------
  Net cash used in operating
    activities                                        (4,646,604)    (1,165,709)
                                                     -----------    -----------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                                            (50,911)      (119,694)
  Proceeds from sale of equipment                         56,662           --
                                                     -----------    -----------
  Net cash used in investing
    activities                                             5,751       (119,694)
                                                     -----------    -----------



                                   (continued)

                         SOYO Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                                    $    (60,000)   $    178,573
  Proceeds from issuance
    of note payable                                        --           913,750
  Proceeds from issuance of
  Common Stock                                        3,559,547            --
                                                   ------------    ------------
  Net cash provided by
    financing activities                              3,499,547       1,092,323
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS
  Net decrease                                       (1,141,306)       (193,080)
  At beginning of period                              1,288,351         717,196
                                                   ------------    ------------
  At end of period                                 $    147,045    $    524,116
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for -
  Interest                                         $       --      $       --
  Income taxes                                     $       --      $       --



NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Issuance of 2,500,000
  shares of Class B
  Convertible Preferred
  Stock as settlement of
  $12,000,000 long-term
  payable -
    Preferred stock                                $       --      $  1,304,000
    Additional paid-in
      capital                                              --      $ 10,696,000

  Accreted dividends
      Added to preferred
      Stock                                        $     81,671    $     71,773

  Non-Cash dividends                               $       --      $       --





     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2005 and 2004


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

SOYO Taiwan also agreed to continue to provide computer parts and components to SOYO on an open account basis at the quantities required and on a timely basis to enable SOYO to continue to conduct its business operations at budgeted levels, which is not less than a level consistent with the operations of SOYO Nevada's business in 2001 and 2000. This supply commitment is effective through December 31, 2005, however in the quarter ended June 30, 2005, SOYO did not buy any products from SOYO Taiwan.

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

Interim Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the three and six months ended June 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 is derived from the Company's audited consolidated financial statements.

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

The results of operations for the three and six months months ended June 30, 2005 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Business - Historically, the Company has sold computer components and peripherals to distributors and retailers primarily in North, Central and South America. In 2005, the Company has undergone a change in its core business offerings. Although SOYO still sells computer components and peripherals, the majority of the company's revenue in 2005 and the future will come from consumer electronics and communications products.

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

As of June 30, 2005, potentially dilutive securities consisted of 1,000,000 shares of Class A Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, and 2,653,408 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of June 30, 2005, 4,871,210 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock and the Class B Convertible Preferred Stock, consisting of 1,333,333 shares of common stock issuable upon conversion of the Class A Convertible Preferred Stock, based on the closing price of $0.75 per common share at June 30, 2005, and 3,537,877 shares of common stock issuable upon conversion of the Class B Convertible Preferred Stock, based on the $0.75 per share conversion price.

As of June 30, 2004, 16,666,667 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock, based on the closing price of $0.19 per common share at June 30, 2004.

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three or six months ended June 30, 2005 and 2004.

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


2. Advances from Officer, Director and Major Shareholder

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003,$60,000 was repaid during March 2005.

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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. Additionally, 1,470,000 shares were issued to a Company insider who used personal funds to pay off $1,000,000 of Comapany debt. All of the shares issued were Section 144 restricted shares.

5. Significant Concentrations

a. Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                      Three Months Ended June 30,     Six Months Ended June 30,
                      ---------------------------   ----------------------------
                         2005            2004           2005            2004
                     ------------    ------------   ------------    ------------
Revenues
  Retailers          $  6,600,654    $  5,231,703   $  9,121,834    $ 11,578,540
  Distributors          2,146,678       4,876,737      3,588,017       6,984,557
  Others                 (253,021)         85,948       (253,021)        225,593
                     ------------    ------------   ------------    ------------
                     $  8,494,311    $ 10,194,388   $ 12,456,830    $ 18,788,690
                     ============    ============   ============    ============

During the three months ended June 30, 2005 and 2004, the Company offered price protection to certain customers under specific programs aggregating $6,640 and $70,959, respectively, which reduced net revenues and accounts receivable accordingly.

During the six months ended June 30, 2005 and 2004, the Company offered price protection of $106,912 and $74,589 to customers.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended June 30, 2005, the Company had two customers that accounted for revenues of $1,470,669 and $4,466,854, equivalent to 19.9% and 60.5% of net revenues, respectively. The two customers were TigerDirect.com and E23 Inc.

During the six months ended June 30, 2005 the Company had two customers that accounted for revenues of $1,544,934 and $5,802,954, equivalent to 13.2% and 53% of net revenues, respectively. The two customers were TigerDirect.com and E23 Inc.

b. Geographic Segments

Financial information by geographic segments is summarized as follows:

                       Three Months Ended June 30,    Six Months Ended June 30,
                       ---------------------------   ---------------------------
                           2005           2004           2005           2004
                       ------------   ------------   ------------   ------------

Revenues
  North America        $  3,733,559   $  7,554,427   $  5,294,391   $ 14,290,159
  Central and
  South America             247,929      2,551,877        528,552      4,270,125
  Other locations         4,512,823         88,084      6,633,887        228,406
                       ------------   ------------   ------------   ------------
                       $  8,494,311   $ 10,194,388   $ 12,456,830   $ 18,788,690
                       ============   ============   ============   ============

c. Suppliers

Through October 24, 2002, SOYO Nevada was a wholly-owned subsidiary of SOYO Taiwan (see Note 1). Subsequent to that date, SOYO Taiwan has agreed to provide inventory to SOYO on an open account basis through December 31, 2005.

The following is a summary of the Company's transactions and balances with SOYO Taiwan as of June 30, 2005 and December 31, 2004, and for the three months ended June 30, 2005 and 2004:

                                                       June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------

Accounts payable to SOYO Taiwan                      $       --     $  1,314,910
Long-term payable to SOYO Taiwan                             --             --



                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------

Purchases from SOYO Taiwan                           $       --     $  6,548,225
Payments to SOYO Taiwan                                   195,557      6,757,919


During the three months ended June 30, 2005 and 2004, the Company did not receive any price protection from SOYO Taiwan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired SOYO, Inc., a Nevada corporation ("SOYO Nevada"), from SOYO Computer, Inc., a Taiwan corporation ("SOYO Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to SOYO Group, Inc. ("SOYO"). The 1,000,000 shares of preferred stock were issued to SOYO Taiwan and the 28,182,750 shares of common stock were issued to certain members of SOYO Nevada management. During October 2002, certain members of the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, SOYO Taiwan and SOYO Nevada management currently own 34,209,548 shares of the 44,408,200 shares of the Company's common stock outstanding.

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

In 2004, the Company decided to make a significant change in the core offerings for sale. The emphasis switched from motherboards and hardware to peripherals, leading to a more diverse product offering. Also in 2004, the Company introduced its VoIP products. In 2005, SOYO Group, Inc. entered the LCD display market with the introduction of 17- and 19-inch LCD monitors, and 32 and 37 inch LCD televisions. Both products were introduced in the second quarter of 2005.

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                            Six Months Ended June 30,
                              --------------------------------------------------
                                         2005                       2004
                              ------------------------    ----------------------
                                 Amount           %          Amount         %
                              ------------    --------    ------------   -------
Revenues
  Retailers                   $  9,121,834        73.2   $ 11,578,834       61.6
  Distributors                   3,588,017        28.8      6,984,557       37.1
  Others                          (253,021)       (2.0)       225,593        1.3
                              ------------    --------   ------------   --------
                              $ 12,456,830       100.0   $ 18,788,690      100.0
                              ============    ========   ============   ========

                                          Three Months Ended March 31,
                             ---------------------------------------------------
                                         2005                       2004
                             ------------------------    -----------------------
                                Amount           %          Amount          %
                             ------------    --------    ------------   --------
Revenues
  Retailers                  $  6,600,654        77.7     $ 5,231,703       51.3
  Distibutors                   2,146,678        25.2       4,876,737       47.8
  Others                         (253,021)       (2.9)         85,948        0.9
                             ------------    --------    ------------   --------
                             $  8,494,311       100.0    $ 10,194,388      100.0
                             ============    ========    ============   ========

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended June 30, 2005, the Company had two customers that accounted for revenues of $1,470,669 and $4,466,854, equivalent to 19.9% and 60.5% of net revenues, respectively. The two customers were TigerDirect.com and E23 Inc.

During the six months ended June 30, 2005 the Company had two customers that accounted for revenues of $1,544,934 and $5,802,954, equivalent to 13.2% and 53% of net revenues, respectively. The two customers were TigerDirect.com and E23 Inc.

Financial information by geographic segments is summarized as follows:

                                            Six Months Ended June 30,
                               -------------------------------------------------
                                         2005                       2004
                               -----------------------   -----------------------
                                  Amount          %         Amount          %
                               ------------   --------   ------------   --------

Revenues
  North America                $  5,294,391       42.5   $ 14,290,159       76.0
  Central and South America         528,552        4.3      4,270,125       22.7
  Other locations                 6,633,887       53.2        228,406        1.3
                               ------------   --------   ------------   --------
                               $ 12,456,830      100.0   $ 18,788,690      100.0
                               ============   ========   ============   ========

                                           Three Months Ended June 30,
                               -------------------------------------------------
                                         2005                       2004
                               -----------------------   -----------------------
                                  Amount          %         Amount          %
                               ------------   --------   ------------   --------

Revenues
  North America                $  3,733,559       44.0   $  7,554,427       74.1
  Central and South America         247,929        2.9      2,551,877       25.0
  Other locations                 4,512,823       53.1         88,084        0.9
                               ------------   --------   ------------   --------
                               $  8,494,311      100.0   $ 10,194,388      100.0
                               ============   ========   ============   ========


Financial Outlook:

As of June 30, 2005, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder and loans from a private lender.

Since October 24, 2002, the date that SOYO Nevada became a wholly-owned subsidiary of VWHC, SOYO has attempted to implement various measures designed to improve its operating results, cash flows and financial position, including the following:

- The Company has changed its product mix substantially in the past year, and has changed its sales plan to focus on higher margin products.

- The Company has expanded the number and credit quality of its customer accounts.

-    The Company is attempting to arrange additional supply.

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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. All of the shares issued were Section 144 restricted shares. Additionally, 1,470,000 shares were issued to a Company insider who used personal funds to pay off $1,000,000 of Company debt. The financial effect of the transaction was to eliminate $3,059,548 of the Company's current debt, leaving the current ratio at .98-1.

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

Results of Operations:

Three Months Ended June 30, 2005 and 2004:

Net Revenues. Net revenues decreased by $1,691,078 or 16.6%, to $8,494,311 in 2005, as compared to $10,194,388 in 2004. The decrease in the net revenues was due to the company's shift in product focus from our traditional motherboard business to a more diverse product base that includes Broadband VoIP, Computer Peripherals and Consumer Electronics. Additionally, the Company experienced initial supply delays in obtaining inventory of the new products. The result was that sales for May and June together exceeded sales for the first four months of the year. The company expects the sales of these new products to increase in the second half of 2005.

During the three months June 30, 2005 and 2004, the Company offered price protection to certain customers under specific programs aggregating $6,640 and $70,959, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $754,872 or 8.9% in 2005, as compared to $398,972 or 3.9% in 2004. The increase in the gross margin as a percentage of sales can be attributed entirely to the new product lines. The Company expects gross margins to continue to improve as the company focuses more on higher margin and higher growth businesses, such as Consumer Electronics and VOIP products.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $138,107 to $124,029 in 2005, as compared to $262,136 in 2004. The decrease is due to the new product line. Sales and Marketing Expenses in the motherboard and peripheral business are very high due to price wars, excessive discounting and incentives that must be offered. The company has been building its new product lines in Consumer Electronics and Communications while adding a more profitable peripherals and less focus on Motherboards. The new products also require less incentives such as price protection and aggressive discounting to meet sales volumes.

General and Administrative Expenses. General and administrative expenses decreased by $145,843 to $881,355 in 2005, as compared to $1,027,198 in 2004.
The Company has been aggressively reducing costs to increase profitability and cash flow over the last year. The company continues to focus on cost reduction and improvement on cost controls.

Provision for Doubtful Accounts. The Company recorded an additional provision for doubtful accounts of $3,390 for the three months ended June 30, 2005. The Company recorded a provision for doubtful accounts of $29,462 for the three months ended June 30, 2004. As of June 30, 2005, the Company believes its provision for doubtful accounts is adequate.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $9,338 for the three months ended June 30, 2005, as compared to $4,212 in 2004. The increase is a result of the use of leasehold improvements provided by the landlord after the move from Fremont to Ontario, CA.

Income from Operations. The loss from operations was $263,240 for the three months ended June 30, 2005, as compared to loss from operations of $924,036 for the three months ended June 30, 2004. This is a result of the improved operating margins and reduced expenses.

Miscellaneous Income. Miscellaneous income was $377,516 for the three months ended June 30, 2005. There was no miscellaneous income in the three months ended June 30, 2004. The miscellaneous income was derived from reconciling differences with two vendors on old payables. Price protection and purchase discounts were agreed upon and booked. Since the discounts were applied to old balances, the amounts were booked to misc. income instead of being used to reduce cost of purchases.

Interest Income. There was no interest income in 2004 or in 2005.

Interest Expense. Interest expense was $12,157 for the three months ended June 30, 2005. Interest expense was $4,745 for the three months ended June 30, 2004.

Provision for Income Taxes. There was no provision for income taxes in 2005 or in 2004.

Net Income. Net income was $102,119 for the three months ended June 30, 2005, as compared to a net loss of $928,781 for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and 2004:

Net Revenues. Net revenues decreased by $6,331,860 or 33.7%, to $12,456,830 in 2005, as compared to $18,788,690 in 2004. The decrease in the net revenues was due to the company's shift in product focus from our traditional motherboard business to a more diverse product base that includes Broadband VoIP, Computer Peripherals and Consumer Electronics. As planned, the Company spent a great deal of time and effort in the first four months of the year developing sales channels and moving the products through the initial order phase. Additionally, the Company experienced initial supply delays in obtaining inventory of the new products. The supply problems were solved by the end of April, and the Company does not expect the problem to reoccur. The result was that sales for May and June together exceeded sales for the first four months of the year. The company expects the sales of these new products to increase in the second half of 2005.

During the six months June 30, 2005 and 2004, the Company offered price protection to certain customers under specific programs aggregating $105,912 and $75,595, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $1,276,905 or 10.2% for the six months ended in 2005, as compared to $1,512,140 or 8.0% in 2004. The increase in the gross margin as a percentage of sales can be attributed entirely to the new product lines. The Company expects gross margins to continue to improve as the company focuses more on higher margin and higher growth businesses, such as Consumer Electronics and VOIP products.


Sales and Marketing Expenses. Selling and marketing expenses increased by $64,206 to $363,494 in 2005, as compared to $299,288 in 2004. The increase took place during the first quarter, as the Company was still implementing cost reduction strategies. As noted above, second quarter expenses were significantly reduced.

General and Administrative Expenses. General and administrative expenses decreased by $22,253 to $1,815,328 in 2005, as compared to $1,837,581 in 2004.
The Company has been aggressively reducing costs to increase profitability and cash flow over the last year. The company continues to focus on cost reduction and improvement on cost controls.


Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $34,513 for the six months ended June 30, 2005. The Company recorded a provision for doubtful accounts of $196,335 for the six months ended June 30, 2004.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $18,087 for the six months ended June 30, 2005, as compared to $8,267 in 2004. The increase is a result of the use of leasehold improvements provided by the landlord after the move from Fremont to Ontario, CA.

Income from Operations. The loss from operations was $954,517 for the six months ended June, 2005, as compared to the loss from operations of $829,331 for the six months ended June 30, 2004. This is a result of the improved operating margins and reduced expenses.

Miscellaneous Income. Miscellaneous income was $1,466,688 for the six months ended June 30, 2005. There was no miscellaneous income in the six months ended June 30, 2004. During the three months ended March 31, 2005, the Company was able to reach a final resolution with a vendor over a dispute that had arisen. The Company had purchased $10,663,206 of products from this vendor since 2002. The Company found that RMA requests on these products were unusually high, and customer and distributor returns were also above normal. During the quarter, SOYO resolved these problems with Customers and Distributors for the Vendor, and the Company and the Vendor reached an agreement whereby the Company's payable of $1,106,781 to the Vendor was forgiven.


Interest Income.  There was no interest income in 2004 or in 2005.

Interest Expense. Interest expense was $23,378 for the six months ended June 30, 2005. Interest expense was $4,745 for the six months ended June 30, 2004.

Provision for Income Taxes. There was no provision for income taxes in 2005 or in 2004.

Net Income. Net income was $488,793 for the six months ended June 30, 2005, as compared to a net loss of $834,076 for the three months ended June 30, 2004.

Financial Condition - June 30, 2005:

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

During the six months ended June 30, 2005, the Company did not purchase inventory from SOYO Taiwan. During the six months ended June 30, 2004 the Company purchased $11,031,169. At June 30, 2005, the Company had no short-term accounts payable to SOYO Taiwan. At December 31, 2004, the Company had short-term accounts payable to SOYO Taiwan of $1,314,910. At neither date were there any long-term payable to SOYO Taiwan.

During the three months ended June 30, 2004 and 2005, the Company did not receive any price protection from SOYO Taiwan. The Company does not have any formal price protection agreement with SOYO Taiwan.

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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. All of the shares issued were Section 144 restricted shares. The financial effect of the transaction was to eliminate $3,059,548 of the Company's current debt, leaving the current ratio at .98-1. Additionally, 1,470,000 shares were issued to a Company insider who used personal funds to pay off $1,000,00 of Company debt.

Operating Activities. The Company utilized cash of $4,646,604 in operating activities during the six months ended June 30, 2005, as compared to $1,165,709 in operating activities during the six months ended June 30, 2004.

At June 30, 2005, the Company had cash and cash equivalents of $147,045, as compared to $1,288,351 at December 31, 2004.

The Company had a working capital deficiency of $169,887 at June 30, 2005, as compared to a working capital deficiency of $4,256,905 at December 31, 2004, resulting in current ratios of .98:1 and .63:1 at June 30, 2005 and December 31, 2004, respectively.

Accounts receivable increased to $5,281,385 at June 30, 2005, as compared to $2,076,882 at December 31, 2004, an increase of $3,204,503. The Company's provision for doubtful accounts stood at $1,051,458 as of March 31, 2005, as compared to $1,074,550 at December 31, 2004.

Inventories decreased to $2,965,422 at June 30, 2005, as compared to $3,862,911 at December 31, 2004, a decrease of $897,489 or 23.2%. This reduction is a direct result of the change in the product mix away from peripherals into higher margin products such as LCD monitors and televisions. The first monitors were imported in the second quarter, and the televisions will be available in the 3rd quarter. During the six months ending June 30, 2005, the company did not purchase any inventories from SOYO Taiwan.

Accounts payable - SOYO Computer, Inc. decreased to 0 at June 30, 2005, as compared to $1,314,910 at December 31, 2004. The Company is no longer purchasing inventory from SOYO Computer, Inc.

Accounts payable - other decreased to $7,262,070 at June 30, 2005, as compared to $8,259,762 at December 31, 2004, a decrease of $997,692 or 12%, as a result of reduced inventory purchases, and the forgiveness of debt by a supplier during the year, and conversion of debt to equity.


Accrued liabilities decreased to $216,398 at June 30, 2005, as compared to $829,043 at December 31, 2004, a decrease of $612,645 or 73.9%, as a result of decreased accruals with respect to interests, commissions and general costs.

Investing Activities. The Company received $56,662 in 2005 for the purchase of property and equipment from the landlord in accordance with the terms of the new headquarters in Ontario, CA, as compared to spending $3,500 in 2004 for the purchase of property and equipment.

Financing  Activities.  During  March  2003,  Nancy  Chu,  the  Company's  Chief
Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003, $60,000 was paid during March 2005.

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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. All of the shares issued were Section 144 restricted shares. Additionally, 1,470,000 shares were issued to a Company insider who used personal funds to pay off $1,000,000 of Company debt.


Principal Commitments:

A summary of the Company's contractual cash obligations as of June 30, 2005 is as follows:


                                                   Payments Due By Period
                                                   ----------------------

Contractual                           Less than      Between      Between      After
Cash Obligations           Total        1 year      1-2 years    3-5 years    5 years
----------------         ----------   ----------   ----------   ----------   ----------
Operating leases         $  584,440   $  184,560   $  184,560   $  215,320   $      --
Note payable                913,750      913,750         --           --            --
Total contractual cash
  obligations            $1,498,190   $1,098,310   $  184,560   $  215,320   $      --
                         ----------   ----------   ----------   ----------   ----------

Off-Balance Sheet Arrangements:

At June 30, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At June 30, 2005, the Company did not have any material commitments for capital expenditures.

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

In conjunction with the audit of the Company's financial statements for the year ended December 31, 2004, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the corrective actions listed above. Such officers believe that such corrective actions minimize the risk of material misstatement, but the corrective actions do not completely address the weaknesses from the accounting system. The system does not properly close the accounting periods without significant manual intervention, and continues to require a manual reconciliation of inventory each period. The Company plans to evaluate new accounting software that it believes will address the Company's automated financial reporting system requirements, but the process has been slow and arduous, and will be very difficult to complete this year. Due to that fact, the Company is continuing to operate under conditions the PCAOB describes as "material weaknesses". Nevertheless, The Company believes that all balances presented in the financial statements are accurate.



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

Six Months Ended June 30, 2005:

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




                                                SOYO GROUP, INC.
                                          --------------------------
                                                 (Registrant)




DATE:  August 15, 2005                    By: /s/ Ming Tung Chok
                                             -----------------------
                                             Ming Tung Chok
                                             President and Chief
                                             Executive Officer







DATE:  August 15, 2005                    By: /s/ Nancy Chu
                                             -----------------------
                                             Nancy Chu
                                             Chief Financial Officer

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