Form 10-Q/A
period 2005-06-30
SOYO GROUP INC
filed 2005-08-24
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Net revenues                                       $ 12,456,830    $ 18,788,690
Cost of revenues, including
  inventories purchased from SOYO
  Computer, Inc. of $0
  and $9,953,689 in 2005 and
  2004, respectively                                 11,179,925      17,276,550
                                                   ------------    ------------
Gross margin                                          1,276,905       1,512,140
                                                   ------------    ------------

Costs and expenses:
  Sales and marketing                                   363,494         299,288
  General and administrative                          1,815,328       1,837,581
  Provision for doubtful accounts                        34,513         196,335
  Depreciation and amortization                          18,087           8,267
                                                   ------------    ------------
    Total costs and expenses                          2,231,422       2,341,471
                                                   ------------    ------------
Income (loss) from operations                          (954,517)       (829,331)
                                                   ------------    ------------

Other income (expense):
  Interest income                                          --              --
  Interest expense                                      (23,378)         (4,745)
  Miscellaneous revenue                               1,466,688            --
                                                   ------------    ------------
Other income (expense), net                           1,443,310           4,745
                                                   ------------    ------------
Income (loss) before provision for
  income taxes                                          488,793        (834,076)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net income (loss)                                  $    488,793    $   (834,076)
                                                   ============    ============

Less: Dividends on Class B
  Convertible Preferred Stock                            81,671          71,773

Net Income (loss) attributable to
  Common Shareholders                              $    407,122        (905,849)

Net income (loss) per common share -
  Basic                                            $       0.01    $      (0.02)
  Diluted                                          $       0.01    $      (0.02)


Weighted average number of
  common shares outstanding -
  Basic                                              42,469,100      40,000,000
  Diluted                                            47,340,310      46,666,667


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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. Additionally, 1,470,000 shares were issued to Andy Chu, a Company insider who used personal funds to pay off $1,000,000 of Comapany debt. All of the shares issued were Section 144 restricted shares.

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

During the three months ended June 30, 2005, the Company had two customers that accounted for revenues of $1,470,669 and $4,466,854, equivalent to 19.9% and 60.5% of net revenues respectively. The two customers were TigerDirect.com and E23 Inc.

During the six months ended June 30, 2005 the Company had two customers that accounted for revenues of $1,844,934 and $5,802,954, equivalent to 13.2% and 53% of net revenues, respectively. The two customers were TigerDirect.com and E23 Inc.

b. Geographic Segments

Financial information by geographic segments is summarized as follows:

                       Three Months Ended June 30,    Six Months Ended June 30,
                       ---------------------------   ---------------------------
                           2005           2004           2005           2004
                       ------------   ------------   ------------   ------------

Revenues
  North America        $  3,733,559   $  7,554,427   $  5,294,391   $ 14,290,159
  Central and
  South America             247,929      2,551,877        528,552      4,270,125
  Hong Kong               4,466,854           --        5,802,954           --
  Other locations            45,969         88,084         88,933        228,406
                       ------------   ------------   ------------   ------------
                       $  8,494,311   $ 10,194,388   $ 12,456,830   $ 18,788,690
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

Financial information by geographic segments is summarized as follows:

                                            Six Months Ended June 30,
                               -------------------------------------------------
                                         2005                       2004
                               -----------------------   -----------------------
                                  Amount          %         Amount          %
                               ------------   --------   ------------   --------

Revenues
  North America                $  5,294,391       42.5   $ 14,290,159       76.0
  Central and South America         528,552        4.3      4,270,125       22.7
  Hong Kong                       5,802,954       46.6           --          0.0
  Other locations                   830,933        6.6        228,406        1.3
                               ------------   --------   ------------   --------
                               $ 12,456,830      100.0   $ 18,788,690      100.0
                               ============   ========   ============   ========

                                           Three Months Ended June 30,
                               -------------------------------------------------
                                         2005                       2004
                               -----------------------   -----------------------
                                  Amount          %         Amount          %
                               ------------   --------   ------------   --------

Revenues
  North America                $  3,733,559       44.0   $  7,554,427       74.1
  Central and South America         247,929        2.9      2,551,877       25.0
  Hong Kong                       4,466,854       52.6           --          0.0
  Other locations                    45,969        0.5         88,084        0.9
                               ------------   --------   ------------   --------
                               $  8,494,311      100.0   $ 10,194,388      100.0
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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. All of the shares issued were Section 144 restricted shares. Additionally, 1,470,000 shares were issued to Andy Chu, a Company insider who used personal funds to pay off $1,000,000 of Company debt. The financial effect of the transaction was to eliminate $3,059,548 of the Company's current debt, leaving the current ratio at .98-1.

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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. All of the shares issued were Section 144 restricted shares. The financial effect of the transaction was to eliminate $3,059,548 of the Company's current debt, leaving the current ratio at .98-1. Additionally, 1,470,000 shares were issued to Andy Chu, a Company insider who used personal funds to pay off $1,000,000 of Company debt.

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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. All of the shares issued were Section 144 restricted shares. Additionally, 1,470,000 shares were issued toAndy Chu, a Company insider who used personal funds to pay off $1,000,000 of Company debt.


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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. All of the shares issued were Section 144 restricted shares. Additionally, 1,470,000 shares were issued to Andy Chu, a Company insider who used personal funds to pay off $1,000,000 of Company debt.

The shares of common stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


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




                                                SOYO GROUP, INC.
                                          --------------------------
                                                 (Registrant)




DATE:  August 24, 2005                    By: /s/ Ming Tung Chok
                                             -----------------------
                                             Ming Tung Chok
                                             President and Chief
                                             Executive Officer







DATE:  August 24, 2005                    By: /s/ Nancy Chu
                                             -----------------------
                                             Nancy Chu
                                             Chief Financial Officer

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