Form 10QSB
period 2005-09-30
SOYO GROUP INC
filed 2005-11-14
CIK 1108955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended September 30, 2005

[v] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

     As of November 14, 2005, the registrant had 47,461,999 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets - September 30, 2005 (Unaudited) and December 31, 2004

               Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2005 and 2004

               Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2005 and 2004

               Notes to Condensed  Consolidated Financial Statements (Unaudited)
               - Three Months and Nine Months Ended September 30, 2005 and 2004


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

     Item 4.   Controls and Procedures


PART II.  OTHER INFORMATION

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                        SOYO Group, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets


                                           September 30,    December 31,
                                                2005             2004
                                           -------------    -------------
                                            (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents                $     463,193    $   1,288,351
  Accounts receivable, net of
    allowance for doubtful accounts
    of $451,458 and $1,074,550 at
    September 30, 2005 and December 31,
    2004, respectively                         5,825,983        2,076,882
  Inventories, including $0
    and $1,893,442 purchased from
    SOYO Computer, Inc. at September 30,
    2005 and December 31, 2004,
    respectively                               4,366,478        3,861,911
  Prepaid expenses                                19,458           25,416
  Income tax refund receivable                    47,000           47,000
                                           -------------    -------------
                                              10,722,111        7,300,560
                                           -------------    -------------

Property and equipment                           209,218          245,153
Less:  accumulated depreciation
  and amortization                              (106,827)         (80,087)
                                           -------------    -------------
                                                 102,391          165,066
                                           -------------    -------------

Deposits                                          33,141           34,811
                                           -------------    -------------
                                           $  10,857,644    $   7,500,437
                                           =============    =============

                                   (continued)
                         SOYO Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                     September 30,    December 31,
                                          2005             2004
                                     -------------    -------------
                                      (Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
    SOYO Computer, Inc.              $           0    $   1,314,910
    Other                                9,029,563        8,259,762
  Accrued liabilities                      492,065          829,043
  Advances from officer,
    director and major
    shareholder                             25,000          240,000
  Short Term Loan                          200,000                0
  Note payable                                   0          913,750
                                     -------------    -------------
                                         9,746,628       11,557,465
                                     -------------    -------------


NON-CURRENT
  Long-term payable - SOYO
    Computer, Inc.                            --               --
                                     -------------    -------------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($1,000,000 aggregate
      liquidation value)                     1,000            1,000
    2,653,408 shares of Class B
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($2,500,000 aggregate
      liquidation value)                 1,609,404        1,527,733
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    47,461,999 shares                       47,462           40,000
  Additional paid-in capital            16,226,957       11,155,000
  Accumulated deficit                  (16,773,807)     (16,780,761)
                                     -------------    -------------
                                        (1,111,016)      (4,057,028)
                                     -------------    -------------
                                     $  10,857,644    $   7,500,437
                                     =============    =============


     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                       Three Months Ended September 30,
                                       --------------------------------
                                            2005              2004
                                       --------------    --------------

Net revenues                           $    9,233,430    $    9,347,427
Cost of revenues, including
  inventories purchased from SOYO
  Computer, Inc. of $0
  and $3,772,301 in 2005 and
  2004, respectively                        9,026,659         9,039,914
                                       --------------    --------------
Gross margin                                  206,771           307,513
                                       --------------    --------------

Costs and expenses:
  Sales and marketing                         256,259           227,523
  General and administrative                  886,500           876,265
  Provision for doubtful accounts                   0                 0
  Depreciation and amortization                 8,653            13,141
                                       --------------    --------------
    Total costs and expenses                1,151,412         1,116,929
                                       --------------    --------------
Income from operations                       (944,641)         (809,416)
                                       --------------    --------------

Other income (expense):
  Interest income                               1,202              --
  Interest expense                            (36,353)           (4,745)
Miscellaneous revenue                         600,000
                                                         -  -----------
State Tax Refund                               17,600              --
                                       --------------    --------------
Other expense, net                            582,449            (4,745)
                                       --------------    --------------
Income before provision for
  income taxes                               (362,192)         (814,161)

Provision for income taxes                       --                --
                                       --------------    --------------
Net income                             $     (362,192)   $     (814,161)
                                       ==============    ==============

Less: Dividends on Class B
         Convertible Preferred Stock          (42,935)          (74,220)

Net Income attributable to
         Common Shareholders           $     (405,127)   $     (888,381)

Net income per common share -
  Basic                                $        (0.01)   $        (0.02)
  Diluted                              $        (0.01)   $        (0.02)


Weighted average number of
  common shares outstanding -
  Basic                                    47,461,999        40,000,000
  Diluted                                  51,785,230        40,000,000

     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                       Nine Months Ended September 30,
                                       -------------------------------
                                            2005              2004
                                       -------------     -------------

Net revenues                           $  21,690,260     $  28,136,117
Cost of revenues, including
  inventories purchased from SOYO
  Computer, Inc. of $0
  and $9,953,689 in 2005 and
  2004, respectively                      20,206,584        26,316,464
                                       -------------     -------------
Gross margin                               1,483,676         1,819,653
                                       -------------     -------------

Costs and expenses:
  Sales and marketing                        619,753           526,811
  General and administrative               2,701,828         2,713,845
  Bad debt expense                            34,513           196,335
  Depreciation and amortization               26,740            21,409
                                       -------------     -------------
    Total costs and expenses               3,382,834         3,458,400
                                       -------------     -------------
Income from operations                    (1,899,158)       (1,638,747)
                                       -------------     -------------

Other income (expense):
  Interest income                              1,202              --
  Interest expense                           (59,731)           (9,490)
  Miscellaneous revenue                    2,066,688              --
  State Tax Refund                            17,600              --
                                       -------------     -------------
Other income (expense), net                2,025,759             9,490
                                       -------------     -------------
Income before provision for
  income taxes                               126,601        (1,648,237)

Provision for income taxes                      --                --
                                       -------------     -------------
Net income                             $     126,601     $  (1,648,237)
                                       =============     =============

Less: Dividends on Class B
         Convertible Preferred Stock         119,648           145,993

Net Income attributable to
         Common Shareholders           $       6,953        (1,794,230)

Net income per common share -
  Basic                                $        0.00     $       (0.04)
  Diluted                              $        0.00     $       (0.04)


Weighted average number of
  common shares outstanding -
  Basic                                   47,461,999        40,000,000
  Diluted                                 51,785,230        40,000,000

     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                    Nine Months Ended September 30,
                                    -------------------------------
                                         2005              2004
                                    -------------     -------------


OPERATING ACTIVITIES
  Net income                        $       6,953     $  (1,648,237)
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and
          amortization                     26,740            21,409
        Provision for doubtful
          accounts                         34,513           196,335
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable        (3,749,101)        1,026,537
            Inventories                  (496,131)          248,930
            Prepaid expenses                5,958            20,993
                  Deposits                  1,670           (23,833)
          Increase (decrease) in:
            Accounts payable -
              SOYO Computer, Inc.      (1,314,910)       (3,179,062)
            Accounts payable -
              other                       769,801         2,824,441
            Accrued liabilities          (336,978)           99,216
            Income taxes payable             --                --
                                    -------------     -------------
  Net cash used in operating
    activities                         (5,051,485)         (413,271)
                                    -------------     -------------

                                    -------------     -------------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                             (62,675)         (154,870)
  Proceeds from sale of equipment          56,662              --
                                    -------------     -------------
  Net cash used in investing
    activities                             (6,013)         (154,870)
                                    -------------     -------------

                                                                     (continued)

                         SOYO Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                              Nine Months Ended September 30,
                              -------------------------------
                                   2005              2004
                              -------------     -------------

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder               $    (215,000)    $     207,707

  Decrease of restricted
    Cash                          1,000,000
  Proceeds from issuance
    of note payable                (200,000)          913,750
  Proceeds from issuance of
  Common Stock                    4,247,340              --
                              -------------     -------------
  Net cash provided by
    financing activities          4,232,340         1,121,457


CASH AND CASH EQUIVALENTS
  Net increase (decrease)          (825,158)          553,316
  At beginning of period          1,288,351           717,196
                              -------------     -------------
  At end of period            $     463,193     $   1,270,512
                              =============     =============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for -
  Interest                    $      58,529     $        --
  Income taxes                $        --       $        --



NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Issuance of 2,500,000
  shares of Class B
  Convertible Preferred
  Stock as settlement of
  $12,000,000 long-term
  payable -
    Preferred stock           $        --       $   1,304,000
    Additional paid-in
      capital                          --       $  10,696,000

  Dividends on class
      B convertible
      Preferred stock -
      Stated                  $      75,562
      Accrued                 $     119,648     $      70,431

  Non-Cash dividends          $     119,648              --

     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2005 and 2004


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

SOYO Taiwan also agreed to continue to provide computer parts and components to SOYO on an open account basis at the quantities required and on a timely basis to enable SOYO to continue to conduct its business operations at budgeted levels, which is not less than a level consistent with the operations of SOYO Nevada's business in 2001 and 2000. This supply commitment is effective through December 31, 2005, however in the quarter ended September 30, 2005, SOYO did not buy any products from SOYO Taiwan.

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

Interim Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 is derived from the Company's audited consolidated financial statements.

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

The results of operations for the three and nine months months ended September 30, 2005 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

As of September 30, 2005, potentially dilutive securities consisted of 1,000,000 shares of Class A Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, and 2,804,443 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of September 30, 2005, 4,323,231 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock and the Class B Convertible Preferred Stock, consisting of 1,136,364 shares of common stock issuable upon conversion of the Class A Convertible Preferred Stock, based on the closing price of $0.88 per common share at September 30, 2005, and 3,186,687 shares of common stock issuable upon conversion of the Class B Convertible Preferred Stock, based on the $0.88 per share conversion price.

As of September 30, 2004, 16,666,667 shares of common stock were issuable upon conversion of the Class A Convertible Preferred Stock, based on the closing price of $0.19 per common share at September 30, 2004.

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three or nine months ended September 30, 2005 and 2004.

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

On March 7, 2005, the Company filed form S-8 with the Securities and Exchange Commission to register up to five million shares of its common stock for sale to employees, officers and directors under the Soyo Group, Inc. 2005 Stock Compensation Plan. On July 8, 2005, the Company issued 2,889,000 stock options to employees and officers. The options all were to be vested in three years, with the first third vesting on July 8, 2006, the next third vesting on July 8, 2007, and the final third vesting on July 8, 2008. All of the options were priced at seventy five cents ($.75) which was the market price on the day of the grant. All of the options granted will expire if not exercised by July 8, 2010. As of November 14, 2005, the 2005 Stock Compensation Plan had not been approved by shareholders. Therefore, no pro forma financial disclosure has been presented.


2.  Advances from Officer, Director and Major Shareholder

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003,$60,000 was repaid during March 2005 and $155,000 was repaid during June 2005. As of September 30, 2005, there were no outstanding advances from officers, directors or major shareholders. As of September 30, 2005, there was a $25,000 advance owed to an employee.


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

On September 2, 2005, the Company issued 1,286,669 shares of common stock to LGT Computer to pay off the outstanding principal and accrued interest on the note. On that date, the accrued interest totaled $51,251. The price used to calculate the number of shares paid was $0.75, which was the market price on the transaction date.

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

During the third quarter of 2005, the Company was able to reach final agreement with a former supplier over unpaid debts. To settle the debt, the Company issued 1,459,536 shares of its common stock to the entities in return for the retirement of $1,021,675 of debt. Additionally, as noted above, the Company issued 1,286,669 shares to LGT Computer to pay off a promissory note and accrued interest on the note. All of the shares issued were Section 144 restricted shares.


5.  Significant Concentrations

a.  Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

               Three Months Ended September 30,    Nine Months Ended September 30,

               --------------------------------   ---------------------------------
                    2005              2004             2005               2004

               --------------    --------------   --------------     --------------
Revenues
Distributors   $    1,113,584    $    2,026,231   $    4,701,601     $    9,391,999
  Retailers         8,094,398         7,033,831       17,216,232         18,235,720
  Others               25,448           287,365         (227,573)           508,398
               --------------    --------------   --------------     --------------
               $    9,233,430    $    9,347,427   $   21,690,260     $   28,136,117
               ==============    ==============   ==============     ==============

During the three months ended September 30, 2005 and 2004, the Company offered price protection to certain customers under specific programs aggregating
$59,567 and $137,270, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended September 30, 2005 and 2004, the Company had two customers that accounted for revenues of $1,139,993 and $3,851,554, equivalent to 12.3% and 41.2% of net revenues, respectively. The two customers were TigerDirect.com and E23 Inc.

b.  Geographic Segments

Financial information by geographic segments is summarized as follows:

                    Three Months Ended September 30,   Nine Months Ended September 30,
                    --------------------------------   --------------------------------
                         2005              2004             2005              2004
                    --------------    --------------   --------------    --------------

Revenues
  North America     $    4,868,531    $    7,289,340   $   10,162,922    $   21,593,356
  Central and
  South America            365,239         2,012,028          893,791         6,266,976
  Other locations        3,999,660            46,050       10,633,547           275,785
                    --------------    --------------   --------------    --------------
                    $    9,233,430    $    9,347,427   $   21,690,260    $   28,136,117
                    ==============    ==============   ==============    ==============

c.  Suppliers

Through October 24, 2002, SOYO Nevada was a wholly-owned subsidiary of SOYO Taiwan (see Note 1). Subsequent to that date, SOYO Taiwan has agreed to provide inventory to SOYO on an open account basis through December 31, 2005.

The following is a summary of the Company's transactions and balances with SOYO Taiwan as of September 30, 2005 and December 31, 2004, and for the three months ended September 30, 2005 and 2004:

                                     September 30,    December 31,
                                          2005            2004
                                     -------------   ---------------

Accounts payable to SOYO Taiwan      $        --     $     1,314,910
Long-term payable to SOYO Taiwan                 --                --



                                     Three Months Ended September 30,
                                     --------------------------------
                                         2005                 2004
                                     -----------          -----------

Purchases from SOYO Taiwan           $      --            $ 3,772,301
Payments to SOYO Taiwan                     --              5,069,739



During the nine months ended September 30, 2005 and 2004, the Company did not receive any price protection from SOYO Taiwan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired SOYO, Inc., a Nevada corporation ("SOYO Nevada"), from SOYO Computer, Inc., a Taiwan corporation ("SOYO Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to SOYO Group, Inc. ("SOYO"). The 1,000,000 shares of preferred stock were issued to SOYO Taiwan and the

28,182,750 shares of common stock were issued to certain members of SOYO Nevada management. During October 2002, certain members of the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, SOYO Taiwan and SOYO Nevada management currently own 34,209,548 shares of the 47,461,999 shares of the Company's common stock outstanding.

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

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                    Nine Months Ended September 30,
                               -----------------------------------------
                                      2005                  2004
                               ------------------    -------------------
                                  Amount      %         Amount       %
                               -----------  -----    -----------   -----
Revenues
Distributors                   $ 4,701,601   21.7    $ 9,391,999   33.38
  Retailers                     17,216,232   79.4     18,235,720   64.81
  Others                          (227,573)  (1.1)       508,398    1.81
                                ----------  -----    -----------   -----
                               $21,690,260  100.0    $28,136,117   100.0
                               ===========  =====    ===========   =====

                                    Three Months Ended September 30,
                               -----------------------------------------
                                    2005                   2004
                               ------------------    -------------------
                                  Amount      %         Amount       %
                               -----------  -----    -----------  ------
Revenues
  Distributors                 $ 1,113,584   12.0    $ 2,026,231   21.68
  Retailers                      8,094,398   87.6      7,033,831   75.25
  Others                            25,448    0.4        287,365    3.07
                               -----------  -----    -----------   -----
                               $ 9,233,430  100.0    $ 9,347,427   100.0
                               ===========  =====    ===========   =====

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

Financial information by geographic segments is summarized as follows:

                                    Nine Months Ended September 30,
                               -----------------------------------------
                                      2005                  2004
                               ------------------    -------------------
                                  Amount      %         Amount       %
                               -----------  -----    -----------   -----

Revenues
  North America                $10,162,922   46.9    $21,593,356    76.8
  Central and South America        893,791    4.1      6,266,976    22.3
  Hong Kong                     10,633,547   49.0        275,785     0.9
                               -----------  -----    -----------   -----
                               $21,690,260  100.0    $28,136,117   100.0
                               ===========  =====    ===========   =====


                                    Three Months Ended September 30,
                               -----------------------------------------
                                    2005                   2004
                               ------------------    -------------------
                                  Amount      %         Amount       %
                               -----------  -----    -----------   -----

Revenues
  North America                $ 4,868,531   52.7    $7,289,340     78.0
  Central and South America        365,239    0.4     2,012,028     21.5
  Hong Kong                      3,999,660   46.9        46,050      0.5
                                ----------  -----    ----------    -----
                               $ 9,233,430  100.0    $9,347,427    100.0
                               ===========  =====    ==========    =====


Financial Outlook:


As of September 30, 2005, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder and loans from private lenders.

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

-    The Company is attempting to secure additional suppliers of goods.

- The Company moved its office and warehouse operations into a larger, more efficient facility in September 2003.

-    The Company has begun factoring its receivables to improve cash flow.

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

During the third quarter of 2005, the Company was able to reach final agreement with a former supplier over unpaid debts. To settle the debt, the Company issued 1,459,536 shares of its common stock to the entities in return for the retirement of $1,021,675 of debt. Additionally, the Company issued 1,286,669 shares to LGT Computer to pay off a promissory note and accrued interest on the note. All of the shares issued were Section 144 restricted shares.

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

Results of Operations:

Three Months Ended September 30, 2005 and 2004:

Net Revenues. Net revenues decreased by $113,997 or 1.2%, to $9,233,430 in 2005, as compared to $9,347,427 in 2004. The small decrease can be attributed to delays in obtaining LCD products. The Company is attempting to eliminate supply delays by expanding the number of suppliers of the Company's branded products.

During the three months September 30, 2005 and 2004, the Company offered price protection to certain customers under specific programs aggregating 59,567 and $137,270,, respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $206,771 or 2.2% in 2005, as compared to $307,513 or 3.2% in 2004. The decrease in the gross margin as a percentage of sales can be attributed entirely to the Company's new product lines. The Company began doing business with several high volume but low margin accounts in the quarter, such as Shop at Home network. These accounts will prove to be profitable over time, but the Company discounted prices to allow the products to be sold through these channels.The Company expects gross margins to continue to improve as the company focuses more on higher margin and higher growth businesses.

Sales and Marketing Expenses. Selling and marketing expenses increased by $28,736 to $256,259 in 2005, as compared to $227,523 in 2004. The increase is due to the new product line. The company has been building its new product lines in Consumer Electronics and Communications while adding a more profitable peripherals and less focus on Motherboards. Although the new products require less incentives such as price protection and aggressive discounting to meet sales volumes, the Company opened several new accounts during the quarter, such as Shop at Home Network, Meyer Department Stores, Office Depot, etc. The pursuit and subsequent sales to the new clients required significant travel and other resources.

General and Administrative Expenses. General and administrative expenses increased by $10,235 to $886,500 in 2005, as compared to $876,265 in 2004. The
Company has been aggressively reducing costs to increase profitability and cash flow over the last year. At this point, all unnecessary costs have been eliminated, and the Company expects SG&A costs to remain fairly constant.

Bad Debt Expense. The Company did not record a bad debt expense for the three months ended September 30, 2005. The Company did not record a provision for doubtful accounts for the three months ended September 30, 2004. As of September 30, 2005, the Company believes its provision for doubtful accounts is adequate.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $8,653 for the three months ended September 30, 2005, as compared to $13,141 in 2004. The decrease is a result of the use of leasehold improvements provided by the landlord after the move from Fremont to Ontario, CA.

Income from Operations. The loss from operations was $944,641 for the three months ended September 30, 2005, as compared to loss from operations of $809,416 for the three months ended September 30, 2004. This is a direct result of the lower gross margins.

Miscellaneous Income. Miscellaneous income was $600,000 for the three months ended September 30, 2005. There was no miscellaneous income in the three months ended September 30, 2004. The miscellaneous income was derived from reducing the provision for doubtful accounts by $600,000. The Company did a complete analysis of its receivables at the end of September, and concluded that the provision for bad debts was significantly over accrued. The correction was made to bring the amount in line.

Interest Income. The interest income in the three months ended September 30, 2005 was $1,202. There was no interest income in 2004.

Interest  Expense.  Interest  expense  was $36,353  for the three  months  ended
September 30, 2005. Interest expense was $4,745 for the three months ended September 30, 2004. The increase was due to the Company beginning to factor its receivables during the quarter, to improve cash flow.

Provision for Income Taxes. There was no provision for income taxes in 2005 or in 2004.

Net Income. Net loss was $361,192 for the three months ended September 30, 2005, as compared to a net loss of $814,161 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 and 2004:

Net Revenues. Net revenues decreased by $6,445,857 or 22.9%, to $21,690,260 in 2005, as compared to $28,136,117 in 2004. The decrease in the net revenues was due to the company's shift in product focus from our traditional motherboard business to a more diverse product base that includes Broadband VoIP, Computer Peripherals and Consumer Electronics. As planned, the Company spent a great deal of time and effort in the first four months of the year developing sales channels and moving the products through the initial order phase. Additionally, the Company experienced initial supply delays in obtaining inventory of the new products. The result was that sales for May and June together exceeded sales for the first four months of the year. The company expects the sales of these new products to increase in the second half of 2005.

During the nine months September 30, 2005 and 2004, the Company offered price protection to certain customers under specific programs aggregating $82,690 and $294,125, respectively, which reduced net revenues and accounts accordingly.

Gross Margin. Gross margin was $1,483,676 or 6.8% for the nine months ended September 30, 2005, as compared to $1,819,653 or 6.5% in 2004. The increase in the gross margin as a percentage of sales can be attributed entirely to the new product lines. Although the Company discounted products in the third quarter as it aggressively pursued new sales channels, the newer products, such as LCD televisions, are higher margin products. As the product mix shifts toward higher sales of the higher margin products, the Company expects gross margins to continue to improve.

Sales and Marketing Expenses. Selling and marketing expenses increased by $92,942 to $619,753 in 2005, as compared to $526,811 in 2004. The increase took place during the first quarter, as the Company was still implementing cost reduction strategies. The second quarter expenses were significantly reduced and third quarter expenses were slightly above last year as the Company used significant resources to add several new highly valued customers.

General and Administrative Expenses. General and administrative expenses decreased by $12,017 to $2,701,828 in 2005, as compared to $2,713,845 in 2004.
The Company has been aggressively reducing costs to increase profitability and cash flow over the last year. At this point, all unnecessary costs have been eliminated, and the Company expects SG&A costs to remain fairly constant.

Bad Debt Expense. The Company recorded a provision for doubtful accounts of $34,513 for the nine months ended September 30, 2005. The Company recorded a provision for doubtful accounts of $196,335 for the nine months ended September 30, 2004.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $26,740 for the nine months ended September 30, 2005, as compared to $21,409 in 2004. The increase is a result of the use of leasehold improvements provided by the landlord after the move from Fremont to Ontario, CA.

Income from Operations. The loss from operations was $1,899,158 for the nine months ended September 30, 2005, as compared to the loss from operations of $1,638,747 for the nine months ended September 30, 2004.

Miscellaneous Income. Miscellaneous income was $2,066,688 for the nine months ended September 30, 2005. There was no miscellaneous income in the nine months ended September 30, 2004. During the nine months ended March 31, 2005, the Company was able to reach a final resolution with a vendor over a dispute that had arisen. The Company had purchased $10,663,206 of products from this vendor since 2002. The Company found that RMA requests on these products were unusually high, and customer and distributor returns were also above normal. During the quarter, SOYO resolved these problems with Customers and Distributors for the Vendor, and the Company and the Vendor reached an agreement whereby the Company's payable of $1,106,781 to the Vendor was cancelled. Additionally, the Company was able to reach agreements with two other vendors over unpaid debts. The result of those agreements was that the Company was finally able to deduct purchase discounts and RMA credits that were due to the Company. Since the reductions were booked in a different period than the original purchases, the reductions were booked to miscellaneous income rather than as purchase discounts. Finally, miscellaneous income was derived from reducing the provision for doubtful accounts by $600,000. The Company did a complete analysis of its receivables at the end of September, and concluded that the provision for bad debts was significantly over accrued. The correction was made to bring the amount in line.

Interest Income. Interest income for the nine months ended September 30, 2005 was $1,202. There was no interest income in 2004.

Interest  Expense.  Interest  expense  was  $59,731  for the nine  months  ended
September 30, 2005. Interest expense was $9,490 for the nine months ended September 30, 2004. The increase was primarily due to the Company beginning to factor its receivables during the quarter, to improve cash flow.


Provision for Income Taxes. There was no provision for income taxes in 2005 or in 2004.

Net Income. Net income was $127,141 for the nine months ended September 30, 2005, as compared to a net loss of $1,648,237 for the nine months ended September 30, 2004.

Financial Condition - September 30, 2005:

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

During the nine months ended September 30, 2005, the Company did not purchase inventory from SOYO Taiwan. During the nine months ended September 30, 2004 the Company purchased $14,229,570. At September 30, 2005, the Company had no short term accounts payable to SOYO Taiwan. At December 31, 2004, the Company had short-term accounts payable to SOYO Taiwan of $1,314,910. At neither date were there any long-term payable to SOYO Taiwan.

During the three months ended September 30, 2004 and 2005, the Company did not receive any price protection from SOYO Taiwan. The Company does not have any formal price protection agreement with SOYO Taiwan.

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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 1,459,536 shares of its common stock to the entities in return for the retirement of $1,020,548 of debt. All of the shares issued were Section 144 restricted shares.

Operating Activities. The Company utilized cash of $5,059,576 in operating activities during the nine months ended September 30, 2005, as compared to $413,271 in operating activities during the nine months ended September 30, 2004.

At September 30, 2005, the Company had cash and cash equivalents of $463,193, as compared to $1,288,351 at December 31, 2004.

The Company had a working capital surplus of $975,483 at September 30, 2005, as compared to a working capital deficiency of $4,256,906 at December 31, 2004, resulting in current ratios of 1.11:1 and .63:1 at June 30, 2005 and December 31, 2004, respectively.

Accounts receivable increased to $5,825,983 at June 30, 2005, as compared to $2,076,882 at December 31, 2004, an increase of $3,749,101. The Company's provision for doubtful accounts stood at $451,458 as of September 30, 2005, as compared to $1,074,550 at December 31, 2004.

Inventories increased to $4,366,478 at September 30, 2005, as compared to $3,862,911 at December 31, 2004, an increase of $504,567 or 13%. This increase is just a result of timing. As of September 30, the Company had shipped over $500,000 of the inventory to customers, but because the terms were FOB destination, the sales were booked in the fourth quarter, and the product was still inventory as of September 30.

Accounts payable - SOYO Computer, Inc. decreased to $0 at September 30, 2005, as compared to $1,314,910 at December 31, 2004. The Company is no longer purchasing inventory from SOYO Computer, Inc.

Accounts payable - other increased to $9,029,563 at September 30, 2005, as compared to $8,259,762 at December 31, 2004, an increase of $769,801 or 9.3%. The increase is offset by the reduction in payables to SOYO Taiwan.

Accrued liabilities decreased to $492,065 at March 31, 2005, as compared to $829,043 at December 31, 2004, a decrease of $336,978 or 40.6%, as a result of decreased accruals with respect to interests, commissions, payroll and general costs.

Investing Activities. The Company received $56,662 in 2005 for the purchase of property and equipment from the landlord in accordance with the terms of the new headquarters in Ontario, CA, as compared to spending $3,500 in 2004 for the purchase of property and equipment.


Financing  Activities.  During  March  2003,  Nancy  Chu,  the  Company's  Chief
Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003, $60,000 was paid during March 2005, and the remaining $180,000 was repaid during June 2005. As of September 30, 2005, there is a $25,000 advance due to an employee.

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

On September 2, 2005, the Company issued 1,286,669 shares of common stock to LGT
Computer to pay off the outstanding  principal and accrued interest on the note.
The price used to calculate the number of shares paid was $0.75, which was the market price on the transaction date.

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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 3,878,200 shares of its common stock to the entities in return for the retirement of $3,059,548 of debt. All of the shares issued were Section 144 restricted shares.

During the third quarter of 2005, the Company was able to reach final agreement with a former supplier over unpaid debts. To settle the debt, the Company issued
1,459,536 shares of its common stock to the entities in return for the retirement of $1,021,675 of debt. Additionally, as noted above, the Company issued 1,286,669 shares to LGT Computer to pay off a promissory note and accrued interest on the note. All of the shares issued were Section 144 restricted shares.



Principal Commitments:

A summary of the Company's contractual cash obligations as of September 30, 2005 is as follows:


                                                    Payments Due By Period

Contractual                               Less than       Between        Between        After
Cash Obligations              Total         1 year       1-2 years      3-5 years      5 years
----------------------     ----------     ----------     ----------     ---------     ---------
Operating leases           $  539,059     $  184,560     $  184,560     $ 169.939     $    --
Short term loan               200,000        200,000           --            --            --
Total contractual cash
  obligations              $  739,059     $  384,560     $  184,560     $ 169,939     $    --
                           ----------     ----------     ----------     ---------     ---------

Off-Balance Sheet Arrangements:

At September 30, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At September 30, 2005, the Company did not have any material commitments for capital expenditures.

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

     o During the quarter ended September 30, 2004 the Company initiated a cycle count of its inventory, with the fifty fastest-moving items of "Type A" inventory physically counted and reconciled every morning with the recorded quantities and amounts. All "Type A" inventory is physically counted and reconciled every Monday.

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

During the second quarter of 2005, the Company was able to reach final agreement with two former suppliers over unpaid debts. To settle the debts, the Company issued 2,408,200 shares of its common stock to the entities in return for the retirement of $2,059,548 of debt. Additionally, 1,470,000 shares were issued to Andy Chu, a Company insider who used personal funds to pay off $1,000,000 of Company debt. All of the shares issued were Section 144 restricted shares.


During the third quarter of 2005, the Company was able to reach final agreement with a former supplier over unpaid debts. To settle the debt, the Company issued 1,459,536 shares of its common stock to the entities in return for the retirement of $1,021,675 of debt. Additionally, as noted above, the Company issued 1,286,669 shares to LGT Computer to pay off a promissory note and accrued interest on the note. All of the shares issued were Section 144 restricted shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports on Form 8-K

Nine Months Ended September 30, 2005:

The Company filed a Report on Form 8-K on March 22, 2005, detailing a sale of securities in a private placement to Ever-Green Technology Co. of Hong Kong, which is incorporated herein by reference.

The Company filed a Report on Form 8-K on August 26, 2005, detailing a sale of securities to two former suppliers in exchange for unpaid debts, which is incorporated herein by reference.

The Company filed a Report on Form 8-K on October 26, 2005, detailing a sale of securities to a former suppliers in exchange for unpaid debts, and a sale of securities to a former lender in satisfaction of a note payable and all accrued interest, which is incorporated herein by reference.

The Company filed a Report on Form 8-K on October 28, 2005, detailing the appointment of four new members to the Company's Board of Directors, which is incorporated herein by reference.


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




                                                             SOYO GROUP, INC.
                                                         -----------------------
                                                               (Registrant)




DATE:  November 14, 2005                              By: /s/ Ming Tung Chok
                                                         -----------------------
                                                         Ming Tung Chok
                                                         President and Chief
                                                         Executive Officer







DATE:  November 14, 2005                              By: /s/ Nancy Chu
                                                         -----------------------
                                                         Nancy Chu
                                                         Chief Financial Officer

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