Form 10-Q/A
period 2005-09-30
SOYO GROUP INC
filed 2005-11-30
CIK 1108955

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
                                                 =============    =============

                                   (continued)
                         SOYO Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                                 September 30,     December 31,
                                                      2005             2004
                                                 -------------    -------------
                                                  (Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
    SOYO Computer, Inc.                          $           0    $   1,314,910
    Other                                            9,029,563        8,259,762
  Accrued liabilities                                  492,065          829,043
  Advances from officer,
    director and major
    shareholder                                         25,000          240,000
  Short Term Loan                                      200,000                0
  Note payable                                               0          913,750
                                                 -------------    -------------
                                                     9,746,628       11,557,465
                                                 -------------    -------------


NON-CURRENT
  Long-term payable - SOYO
    Computer, Inc.                                        --               --
                                                 -------------    -------------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    1,000,000 shares of Class A
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($1,000,000 aggregate
      liquidation value)                                 1,000            1,000
    2,653,408 shares of Class B
      Convertible Preferred Stock,
      $1.00 per share stated
      liquidation value
      ($2,500,000 aggregate
      liquidation value)                             1,609,404        1,527,733
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    47,461,999 shares                                   47,462           40,000
  Additional paid-in capital                        16,226,957       11,155,000
  Accumulated deficit                              (16,773,807)     (16,780,761)
                                                 -------------    -------------
                                                     1,111,016       (4,057,028)
                                                 -------------    -------------
                                                 $  10,857,644    $   7,500,437
                                                 =============    =============





     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2005              2004
                                               --------------    --------------

Net revenues                                   $    9,233,430    $    9,347,427
Cost of revenues, including
  inventories purchased from SOYO
  Computer, Inc. of $0
  and $3,772,301 in 2005 and
  2004, respectively                                9,026,659         9,039,914
                                               --------------    --------------
Gross margin                                          206,771           307,513
                                               --------------    --------------

Costs and expenses:
  Sales and marketing                                 256,259           227,523
  General and administrative                          886,500           876,265
  Provision for doubtful accounts                           0                 0
  Depreciation and amortization                         8,653            13,141
                                               --------------    --------------
    Total costs and expenses                        1,151,412         1,116,929
                                               --------------    --------------
Income (Loss) from operations                        (944,641)         (809,416)
                                               --------------    --------------

Other income (expense):
  Interest income                                       1,202              --
  Interest expense                                    (36,353)           (4,745)
  Miscellaneous revenue                               600,000              --
State Tax Refund                                       17,600              --
                                               --------------    --------------
Other expense, net                                    582,449            (4,745)
                                               --------------    --------------
Income (loss) before provision for
  income taxes                                       (362,192)         (814,161)

Provision for income taxes                               --                --
                                               --------------    --------------
Net income (loss)                              $     (362,192)   $     (814,161)
                                               ==============    ==============

Less: Dividends on Class B
  Convertible Preferred Stock                         (42,935)          (74,220)

Net Income (loss) attributable to
  Common Shareholders                          $     (405,127)   $     (888,381)

Earnings per common share -
  Basic and diluted                            $        (0.01)   $        (0.02)


Weighted average number of
  common shares outstanding -
  Basic and diluted                                47,461,999        40,000,000

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      2005                2004
                                                -------------     -------------

Net revenues                                    $  21,690,260     $  28,136,117
Cost of revenues, including
  inventories purchased from SOYO
  Computer, Inc. of $0
  and $9,953,689 in 2005 and
  2004, respectively                               20,206,584        26,316,464
                                                -------------     -------------
Gross margin                                        1,483,676         1,819,653
                                                -------------     -------------

Costs and expenses:
  Sales and marketing                                 619,753           526,811
  General and administrative                        2,701,828         2,713,845
  Bad debt expense                                     34,513           196,335
  Depreciation and amortization                        26,740            21,409
                                                -------------     -------------
    Total costs and expenses                        3,382,834         3,458,400
                                                -------------     -------------
Income (loss) from operations                      (1,899,158)       (1,638,747)
                                                -------------     -------------

Other income (expense):
  Interest income                                       1,202              --
  Interest expense                                    (59,731)           (9,490)
  Miscellaneous revenue                             2,066,688              --
  State Tax Refund                                     17,600              --
                                                -------------     -------------
Other income (expense), net                         2,025,759            (9,490)
                                                -------------     -------------
Income (loss)before provision for
  income taxes                                        126,601        (1,648,237)

Provision for income taxes                               --                --
                                                -------------     -------------
Net income (loss)                               $     126,601     $  (1,648,237)
                                                =============     =============

Less: Dividends on Class B
  Convertible Preferred Stock                         119,648           145,993

Net Income (loss) attributable to
  Common Shareholders                           $       6,953        (1,794,230)

Earnings per common share -
  Basic                                         $        0.00     $       (0.04)
  Diluted                                       $        0.00     $       (0.04)


Weighted average number of
  common shares outstanding -
  Basic                                            47,461,999        40,000,000
  Diluted                                          51,785,230        40,000,000




     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2005              2004
                                                -------------     -------------


OPERATING ACTIVITIES
  Net income                                    $     126,601     $  (1,648,237)
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and
          amortization                                 26,740            21,409
        Provision for doubtful
          accounts                                   (623,092)          196,335
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                    (3,126,009)        1,026,537
            Inventories                              (503,567)          248,930
            Prepaid expenses                            5,958            20,993
            Deposits                                    1,670           (23,833)
          Increase (decrease) in:
            Accounts payable -
              SOYO Computer, Inc.                  (1,314,910)       (3,179,062)
            Accounts payable -
              other                                 1,324,672         2,824,441
            Accrued liabilities                      (323,402)           99,216
            Income taxes payable                         --                --
                                                -------------     -------------
  Net cash used in operating
    activities                                     (4,405,339)         (413,271)
                                                -------------     -------------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                                          35,935          (154,870)
  Proceeds from sale of equipment                        --                --
                                                -------------     -------------
  Net cash used in investing
    activities                                         35,935          (154,870)
                                                -------------     -------------

                                   (continued)
                         SOYO Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2005              2004
                                                 -------------     -------------

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                                  $    (215,000)    $     207,707

  Decrease of restricted
    Cash                                             1,000,000
  Proceeds from issuance
    of note payable                                    200,000           913,750
  Proceeds from issuance of
  Common Stock                                       3,559,246              --
                                                 -------------     -------------
  Net cash provided by
    financing activities                             3,544,246         1,121,457


CASH AND CASH EQUIVALENTS
  Net increase (decrease)                             (825,158)          553,316
  At beginning of period                             1,288,351           717,196
                                                 -------------     -------------
  At end of period                               $     463,193     $   1,270,512
                                                 =============     =============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid for -
  Interest                                       $        --       $        --
  Income taxes                                   $        --       $        --



NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Issuance of 2,500,000
  shares of Class B
  Convertible Preferred
  Stock as settlement of
  $12,000,000 long-term
  payable -
    Preferred stock                              $        --       $   1,304,000
    Additional paid-in
      capital                                             --       $  10,696,000
Conversion of Business Loan Of
$913,750 and accrued interest
of $51,552 to common stock                       $     965,302     $        --


Conversion of accounts payable
Of $554,871 to common Stock                      $     554,871     $        --

  Dividends on class
      B convertible
      Preferred stock -
      Stated                                     $      75,562
      Accrued                                    $     119,648     $      70,431

  Dividend of accreted
Preferred stock                                  $     119,648     $        --





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

5.   Significant Concentrations

a.   Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                           Three Months Ended             Nine Months Ended
                              September 30,                 September 30,
                      ---------------------------   ----------------------------
                           2005           2004           2005            2004
                      ------------   ------------   ------------    ------------
Revenues
Distributors          $  1,113,584   $  2,026,231   $  4,701,601    $  9,391,999
  Retailers              8,094,398      7,033,831     17,216,232      18,235,720
  Others                    25,448        287,365       (227,573)        508,398
                      ------------   ------------   ------------    ------------
                      $  9,233,430   $  9,347,427   $ 21,690,260    $ 28,136,117
                      ============   ============   ============    ============

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

b.   Geographic Segments

Financial information by geographic segments is summarized as follows:

                               Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                           -------------------------   -------------------------
                              2005          2004          2005          2004
                           -----------   -----------   -----------   -----------

Revenues
  North America            $ 4,868,531   $ 7,289,340   $10,162,922   $21,593,356
  Central and
  South America                365,239     2,012,028       893,791     6,266,976
  Hong Kona and              3,999,660        46,050    10,633,547       275,785
   other locations         -----------   -----------   -----------   -----------
                           $ 9,233,430   $ 9,347,427   $21,690,260   $28,136,117
                           ===========   ===========   ===========   ===========

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

The following is a summary of the Company's transactions and balances with SOYO Taiwan as of September 30, 2005 and December 31, 2004, and for the three months ended September 30, 2005 and 2004:

                                                   September 30,    December 31,
                                                        2005            2004
                                                   -------------   -------------

Accounts payable to SOYO Taiwan                    $        --     $   1,314,910
Long-term payable to SOYO Taiwan                            --              --



                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2005              2004
                                                --------------    --------------

Purchases from SOYO Taiwan                      $         --      $    3,772,301
Payments to SOYO Taiwan                                   --           5,069,739



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

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                            Nine Months Ended September 30,
                                   ---------------------------------------------
                                            2005                     2004
                                   ---------------------    --------------------
                                      Amount         %         Amount        %
                                   ------------    -----    ------------   -----
Revenues
Distributors                       $  4,701,601     21.7    $  9,391,999   33.38
  Retailers                          17,216,232     79.4      18,235,720   64.81
  Others                               (227,573)    (1.1)        508,398    1.81
                                   ------------    -----    ------------   -----
                                   $ 21,690,260    100.0    $ 28,136,117   100.0
                                   ============    =====    ============   =====

                                          Three Months Ended September 30,
                                   ---------------------------------------------
                                            2005                    2004
                                   ---------------------   ---------------------
                                      Amount         %        Amount         %
                                   ------------    -----   ------------    -----
Revenues
  Distributors                     $  1,113,584     12.0   $  2,026,231    21.68
  Retailers                           8,094,398     87.6      7,033,831    75.25
  Others                                 25,448      0.4      287,365       3.07
                                   ------------    -----   ------------    -----
                                   $  9,233,430    100.0   $  9,347,427    100.0
                                   ============    =====   ============    =====

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.


Financial information by geographic segments is summarized as follows:

                                           Nine Months Ended September 30,
                                   ---------------------------------------------
                                            2005                    2004
                                   ---------------------   ---------------------
                                      Amount         %        Amount         %
                                   ------------    -----   ------------    -----

Revenues
  North America                    $ 10,162,922     46.9   $ 21,593,356     76.8
  Central and South America             893,791      4.1      6,266,976     22.3
  Hong Kong                          10,633,547     49.0        275,785      0.9
                                   ------------    -----   ------------    -----
                                   $ 21,690,260    100.0   $ 28,136,117    100.0
                                   ============    =====   ============    =====


                                            Three Months Ended September 30,
                                   ---------------------------------------------
                                            2005                    2004
                                   ---------------------   ---------------------
                                      Amount         %        Amount         %
                                   ------------    -----   ------------    -----

Revenues
  North America                    $  4,868,531     52.7   $  7,289,340     78.0
  Central and South America             365,239      0.4      2,012,028     21.5
  Hong Kong                           3,999,660     46.9         46,050      0.5
                                   ------------    -----   ------------    -----
                                   $  9,233,430    100.0   $  9,347,427    100.0
                                   ============    =====   ============    =====

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

Miscellaneous Income. Miscellaneous income was $2,066,688 for the nine months ended September 30, 2005. There was no miscellaneous income in the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company was able to reach a final resolution with a vendor over a dispute that had arisen. The Company had purchased $10,663,206 of products from this vendor since 2002. The Company found that RMA requests on these products were unusually high, and customer and distributor returns were also above normal. During the quarter, SOYO resolved these problems with Customers and Distributors for the Vendor, and the Company and the Vendor reached an agreement whereby the Company's payable of $1,106,781 to the Vendor was cancelled. Additionally, the Company was able to reach agreements with two other vendors over unpaid debts. The result of those agreements was that the Company was finally able to deduct purchase discounts and RMA credits that were due to the Company. Since the reductions were booked in a different period than the original purchases, the reductions were booked to miscellaneous income rather than as purchase discounts. Finally, miscellaneous income was derived from reducing the provision for doubtful accounts by $600,000. The Company did a complete analysis of its receivables at the end of September, and concluded that the provision for bad debts was significantly over accrued. The correction was made to bring the amount in line.

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

The Company had a working capital surplus of $975,483 at September 30, 2005, as compared to a working capital deficiency of $4,256,906 at December 31, 2004, resulting in current ratios of 1.11:1 and .63:1 at September 30, 2005 and December 31, 2004, respectively.

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

Accrued liabilities decreased to $492,065 at September 30, 2005, as compared to $829,043 at December 31, 2004, a decrease of $336,978 or 40.6%, as a result of decreased accruals with respect to interests, commissions, payroll and general costs.

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


Principal Commitments:

A summary of the Company's contractual cash obligations as of September 30, 2005 is as follows:

                                               Payments Due By Period
                                               ----------------------

Contractual                        Less than    Between     Between      After
Cash Obligations         Total       1 year    1-2 years   3-5 years    5 years
----------------       ---------   ---------   ---------   ---------   ---------

Operating leases       $ 669,251   $ 208,419   $ 212,692   $ 248,140   $    --
Short term loan          200,000     200,000        --          --          --
Total contractual
  cash obligations     $ 869,251   $ 408,419   $ 212,692   $ 248,140   $    --
                       ---------   ---------   ---------   ---------   ---------


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

As the Company's debt obligations at September 30, 2005 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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


                                                  SOYO GROUP, INC.
                                            --------------------------
                                                   (Registrant)




DATE:  November 30, 2005                    By: /s/ Ming Tung Chok
                                               -----------------------
                                               Ming Tung Chok
                                               President and Chief
                                               Executive Officer



DATE:  November 30, 2005                    By: /s/ Nancy Chu
                                               -----------------------
                                               Nancy Chu
                                               Chief Financial Officer

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