Form 10-K
period 2005-12-31
SOYO GROUP INC
filed 2006-03-31
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005


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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nn-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March __, 2006 was $___________, based on the closing bid price of $0.__ per share on March __, 2006.

     As of March 31, 2006, there were 48,987,511 shares Outstanding.

     Documents Incorporated by Reference: None

                                SOYO GROUP, INC.
                                    FORM 10-K
                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business..............................................................5

Item 2.  Properties...........................................................16

Item 3.  Legal Proceedings....................................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................18

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities............................18

Item 6.  Selected Financial Data..............................................21

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................22

Item 7A  Quantitative and Qualitative Disclosures About Market Risk...........37

Item 8.  Financial Statements and Supplementary Data..........................37

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................66

Item 9A. Controls and Procedures..............................................68

Item 9B. Other Information....................................................71

                                    PART III


Item 10. Directors and Executive Officers of the Registrant...................71

Item 11  Executive Compensation...............................................74

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................75

Item 13. Certain Relationships and Related Transactions.......................76

Item 14. Principal Accountant Fees and Services...............................77

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules .............................78

Signatures....................................................................79

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

4. Kevin Halter Jr. resigned from his position as President and Director, Kevin B Halter resigned from his position as Secretary, Treasurer and Director and Pam Halter resigned from her position as Director. Effective October 25, 2002, Nancy, Ming and Bruce Nien Fang Lin began serving their terms as directors of the Company. These newly elected directors then appointed the following persons as officers:


-------------------------------------------- -----------------------------------
Name                                         Title
-------------------------------------------- -----------------------------------
-------------------------------------------- -----------------------------------
Ming Tung Chok                               President, Chief Executive Officer
-------------------------------------------- -----------------------------------
-------------------------------------------- -----------------------------------
Nancy Chu                                    Chief Financial Officer
-------------------------------------------- -----------------------------------
-------------------------------------------- -----------------------------------
Nancy Chu                                    Secretary
-------------------------------------------- -----------------------------------


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

Through October 24, 2002, the Company had only nominal assets and liabilities and no current business operations. As a result of the Acquisition, the Company continued the business operations of SOYO Nevada, which are described here.

SOYO Inc. was incorporated in Nevada on October 22, 1998. Through 2004, the Company was a distributor of computer products, a substantial portion of which were manufactured in Taiwan and China. Through SOYO Inc. the Company offered a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The product line also included basic bare bones PC motherboard systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for home and office (SOHO) users.

SOYO Group's products have always been sold through an extensive network of authorized distributors to resellers, system integrators, and value-added resellers (VARs). These products are also sold through major retailers, mail-order catalogs and e-tailers to the consumers throughout North America and Latin America.

In 2004, the Company expanded its product offerings into new and higher margin segments. The offerings were divided into three areas: Computer, Peripherals, Communications Equipment, and Consumer Electronics. Throughout 2005, these were the areas that produced revenues for the Company.


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

     SOYO Group Inc.'s Bare Bones System product solution is the basis for any computer system. The All-in-One (Audio, Video and LAN onboard) contains our motherboard in AMD as well as Intel platforms, case, power supply, keyboard, mouse and speakers. The 4-in-1 includes the Bare Bones case, power supply, mouse and keyboard. Consumer demand for this product is very high since the majority of components are integrated in the box.

     Portable Storage Devices

The CIGAR 20GB and 40GB USB 2.0 Hard Drives are ideal for desktop and laptop users who need high capacity in a an ultra-small package. One of the smallest hardrives available today, large graphics and audio files are quickly and easily displayed, copied or transported to any USB Ported computer. Incorporating a 1.8-inch hard disk from Toshiba, the SlimDrive measures just 4.02" x 2.36" x 0.43" (LWH) and weighs only 3.5 oz. The SlimDrive fits easily into a pocket, purse or briefcase for convenient travel and leaves a small footprint on the desktop. Compatible with both PC and Macintosh operating systems, the SlimDrive's USB 2.0 cable delivers fast transfer rates of up to 480Mbps and does not require any external power supplies or batteries. The magnesium alloy casing provides superior shock resistance. Additional capacities are expected to be available later this year.

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

     The Compact Hub Reader/Writer is a combination USB 2.0 Hub and 12-in-1 flash media card reader/writer that expands the functionality of computers. It offers three USB 2.0 hubs for convenient connection between a computer and digital camera, PDA, hand-held computer, USB phone, MP3 player, keyboard, mouse or printer. The flash memory card slots can all be used at the same time for data download, exchange and storage. The Compact Hub Reader/Writer is hot-swappable, which means that external devices can be added or removed while the computer is on, offers automatic plug-n-play convenience and is backward compatible to USB 1.1.

Consumer Electronics Products
-----------------------------

     SOYO Group, Inc. entered the consumer electronics market in 2005 with a strong line of entertainment products that includes docking stations, LCD and plasma TVs, wireless headphones and USB speakers. Although this is the newest group in the product line, it accounted for over 30% of sales in 2005.

SOYO entered the LCD market in the 2nd quarter of 2005. The Company began by selling 17 and 19 inch LCD computer monitors, and 32" and 37" LCD televisions, and will soon ship 42" sets.


MONITORS
--------

The Dymond series LCD monitor incorporates TFT (Thin Film Transistor) display technology in a compact design that frees up valuable desk space, with a wide-angle flat screen that offers a view of the screen from various angles without compromising image quality. Featuring high brightness, sharp contrast and vivid colors, the Dymond's built-in speakers deliver stereo-quality sound. Designed to provide a display solution for a wide variety of applications at the office, home or school, the Dymond's SXGA (Super Extended Graphics Array) technology delivers text and images to assist in creating spreadsheets and reports, writing emails, preparing presentations, watching movies, playing games, or surfing the Internet. The Dymond series monitors are available in black or silver and are currently manufactured in the 17 inch and 19 inch sizes.


HOME ENTERTAINMENT FLAT SCREEN TELEVISIONS
------------------------------------------

SOYO's Ultra Slim flat-panel, HD-Ready 32-inch and 37 inch LCD TV delivers stunning picture quality to home entertainment. The product offers a wide range of multimedia entertainment options, including broadcast, cable and satellite television programming, as well as DVD and VHS movies, video and online gaming, and the capability of surfing the Internet. Incorporating advanced imaging technology features such as 3:2 pull down, progressive scan and digital 3D comb filter that bring you larger, clearer pictures, the Atlas LCD TV features two powerful, removable 10-watt speakers that deliver stereo surround sound.

Bluetooth Wireless Headphone
----------------------------

FreeStyler Bluetooth Headset
----------------------------
FreeStyler is a simple, straightforward Bluetooth headset with excellent sound quality. The headset can be connected to your mobile phone and PDA wirelessly. Supported by Bluetooth 1.1V with 2402~2480MHz frequency range, FreeStyler provides up to 10 meter operation range hands free, and its auto Pairing and authentication function allows users to connect to their cellular phone and PDA wirelessly. It provide 4~6 Hrs. talk time and 200 Hrs. standby time by the rechargeable battery at 120mA 3.7v. with only 1.5~2.0 Hrs. charging time. The headset is now available through SOYO's exclusive launch partner Fry's Electronics, and will also be sold through SOYO's network of dealers, distributors and online retailers.


Communications Equipment
------------------------

The Telecommunications Industry Association forecast that spending on VoIP systems would rise to $3.5 billion in 2005. VOIP protocols have evolved to offer a richer set of features, scalability and standardization than was available only a few years ago, and In November 2004, Soyo introduced our "Z-Connect" family of Voice over IP products and services. The Z-Connect product line includes the Z-Connect phone, Z-Connect router, and two versions of the Z-Connect gateway, delivering VoIP capabilities with zero set-up fees, zero monthly fees, zero service contracts, zero configuration and zero hidden charges. Users simply plug the Z-Connect phone into a broadband connection for instant VoIP service. The Z-Connect router combines a voice gateway and a broadband router, enabling users to plug their traditional telephones for VoIP service, and up to four computers can also share Internet access. Z-Connect customers immediately begin saving money on long-distance and international calls, using the free call time of up to 150 minutes included with the phone or router. Additional call time can be purchased on our web site. SOYO Group's VoIP service is based on a flexible pay-as-you go strategy, enabling users to prepay for minutes, and make international and long-distance calls at extremely low rates. "Peer-to-peer" calls between Z-Connect telephones and routers within the Z-Connect Network are always free, anywhere in the world.

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

     The Z-Connect Dual Mode Gateway supports any IP network and the PSTN. It features an intelligent switching function that determines which network - the IP or PSTN - to make for using calls, without changing the user's familiar dialing interaction with the phone system. The Dual Mode Gateway seamlessly integrates into the office environment, easily connecting to the PBX, and is compatible with a variety of networks, broadband access devices and system configurations. All local calls, as well as emergency and toll-free numbers, are routed through the PSTN, while long-distance and international calls are routed through the IP, for maximum cost savings.

     The company is also offering DID numbers for the Z-Connect family of products, allowing calls to be received from any other phone over any IP network or through the PSTN, and is also entering the calling card market, to offer consumers cost savings on long-distance calls.

     In February 2005, SOYO announced a very important development for the Z-Connect product line in the form of an agreement with China Unicom USA Corporation, a division of China Unicom Ltd. (NYSE: CHU), to use its Public Service Telephone Network and Voice over Internet Protocol network (the largest in the world), to give users the ability to dial and receive local, long distance, and international calls. China Unicom is one of the largest telecommunication companies in the world and its choice of SOYO Group for a partnership agreement is an extremely important and strategic development opportunity.


     PRODUCTION

     SOYO Group does not produce the components that it distributes. Approximately 80% of SOYO Group, Inc.'s products are supplied by companies located in Taiwan and China. As of December 31, 2005, no single supplier is supplying more than 39% of the products distributed and sold by the SOYO Group. Aside from this one vendor, no other company supplies more than ten percent of the products that the Company sells.


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


     MARKETING AND SALES

     SOYO Group, Inc. has a network of sales offices to service its customers' needs, from prompt order processing to after-sales customer care. SOYO Group, Inc.'s primary markets are North and Latin America. SOYO Group, Inc. also sells products in other markets such as the United Kingdom, Europe, Far East Asia and South Africa, through local preferred distributors and resellers.

SOYO Group, Inc.'s principal sales strategy targets three main markets: (1) end-user consumers; (2) small business users; and (3) home/small office users or SOHO's. To reach target customers, SOYO Group, Inc. sells its products through a wide range of sales channels including national distributors, such as A.S.I. and D&H Distributing, along with regional distributors that specialize in promoting our products to resellers, e-tailers, system builders and other small retailers.

To reach end-user consumers and small business users, SOYO Group, Inc. partners with major electronic chain retail stores and mail-order catalogs throughout the continental U.S.A. and Canada including Best Buy Co., Inc., CompUSA, Office Depot, Fry's Electronics, MicroCenter and TigerDirect (a subsidiary of Systemax, Inc.).

     For the Latin American  market,  system builders and value-added  resellers
(VAR) are the primary targets. To reach these customers, SOYO Group, Inc. uses an extensive network of international, national and regional distributors. There are sales offices in Sao Paolo, Brazil, which offer local technical support and return authorization to better service customers in both Brazil and Argentina. As of December 31, 2005, approximately 20% of the SOYO Group's sales and revenues were generated from the Latin American market.


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

During the year ended December 31, 2005, the Company had one customer (E23) that accounted for revenues of $13,552,325, equivalent to 35% of net revenues. During the year ended December 31, 2004, the Company had one customer (SYX Distibution, Inc., otherwise known as Tiger Direct) that accounted for revenues of $8,591,711, equivalent to 26% of net revenues. During the year ended December 31, 2003, the same customer accounted for revenues of $9,943,855, equivalent to 32% of net revenues.


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

     As of December 31, 2005, no more than 39% of the products distributed by the SOYO Group are being supplied by any one supplier. Other than that single supplier, no other Vendor supplied more than ten percent of the Company's inventory available for sale. Notwithstanding the reduced emphasis on distributing SOYO Taiwan products, SOYO Group had a supply Commitment Agreement with SOYO Taiwan which provided that SOYO Taiwan would continue to supply SOYO

Group at current levels on an open account basis through 2005. The agreement expired on December 31, 2005. In 2005, SOYO Group did not purchase any goods from SOYO Taiwan.

SOYO Group, Inc. is aggressively establishing new partnership with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

     REGULATIONS

     SOYO Group, Inc. is subject, to various laws and regulations administered by various state, local and international government bodies relating to the operation of its distribution facilities. SOYO Group, Inc. believes that it is in compliance with all governmental laws and regulations related to its products and facilities, and it does not expect to make any material expenditures in 2006 with respect to compliance with any such regulations.

     STRATEGY

     SOYO Group, Inc.'s strategy is to capitalize on its market position as a leading provider of consumer electronics, communications, and networking products by increasing its penetrations of existing markets through acquisitions and expanding into new markets.

     COMPETITION

With the wide range of product offerings, SOYO Group, Inc. competes with a large number of small and well-established companies that produce and distribute products in all categories. The following is a list of competitors by category:

>> Computer Components and Peripherals - Abit, Asus, Gigabyte, MSI,ViewSonic, Daewoo, Dell, SanDisk, Lexar Media and SimpleTech
>>   Consumer Electronics - Panasonic, ViewSonic, Samsung
>>   Communications - Vonage, Packet8, Net2Phone


     EMPLOYEES

As of March 31, 2006, the Company employed thirty six (36) people at its headquarters in Ontario, California.

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our inability to finance future growth could hurt our business

Our revenues and profit margins are based on our ability to supply substantial amounts of inventory to our customers at a very rapid pace. If we are unable to obtain sufficient inventory from our distributors, our customers will be affected, which could harm our long term ability to sell products through those sales channels.


Increased competition could hurt our business.

There are many manufacturers and distributors of many of the products we sell. Since consumer electronics and communications equipment have traditionally been high volume/high profit areas, increased competition could enter the market and adversely affect our sales and profitability.


We rely on our distributors for a significant portion of our business. If we are unable to maintain good relationships with our distributors, our business could suffer.

We were forced to sue a customer (Xtraplus, d.b.a. ZipZoomFly last year for non payment of invoices resulting from a dispute. The customer felt that we did not pay rebates to our end users buying our products through this distributor on a timely basis. The dispute led to a lawsuit that is currently pending in California Superior Court. If that scenario is repeated, or if we are unable to maintain relationships with our distributors, the business could suffer.


We rely on a single supplier for a significant portion of our business. If the supplier was unable to produce the necessary amount of merchandise, our business could suffer.

Last year, 39% of the SOYO Group's net revenue resulted from products purchased from a single supplier. If that supplier was unable to produce and sell merchandise to us in the quantities ordered, our revenue would be effected while we found other sources of merchandise. The Company is currently negotiating with different suppliers to reduce our dependence on the one supplier.

Increases in the cost of energy could affect our profitability.

We were adversely affected in 2005 by the skyrocketing price of fuel, which led to higher freight costs. If the price of shipping merchandise continues to climb, it will affect our future profitability.


Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

     We are party to several different legal proceedings, which are described in
Item 2 of this report. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves as required. These assessments and estimates are based on the information available to management at the time and involve management's best judgment. It is possible that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. In addition, new or adverse developments in existing litigation claims or legal proceedings involving our Company could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts significantly in excess of current reserves, which could adversely affect our financial results for future periods.


Changes in accounting standards and taxation requirements could affect our financial results.

     New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods.


If we are not able to achieve our overall long term goals, the value of an investment in our Company could be negatively affected.

     We have established and publicly announced certain long-term growth objectives. These objectives were based on our evaluation of our growth prospects, which are generally based on volume and sales potential of many product types, some of which are more profitable than others, and on an assessment of potential level or mix of product sales. There can be no assurance that we will achieve the required volume or revenue growth or mix of products necessary to achieve our growth objectives.


ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The Company's corporate headquarter is located at 1420 S. Vintage Ave. Ontario, California, 91761. The property is under a lease agreement expiring November 30, 2008 with terms and conditions as stipulated below:


-------------- ------------------------ -------------- --------------- ---------
Facility       Address                  Lease          Lease           Area
                                        Inception      Expiration
-------------- ------------------------ -------------- --------------- ---------
Office and     1420 S. Vintage Ave,     9/1/2003       11/30/2008      42,723
Warehouse      Ontario CA                                              sq. ft.
-------------- ------------------------ -------------- --------------- ---------

Rent Schedule:

-------------------------------- ------------------------------ ----------------
Start Date                       End Date                       Base Rent (NNN)
-------------------------------- ------------------------------ ----------------
October 1, 2004                  February 28, 2006              $16,869.84
-------------------------------- ------------------------------ ----------------
March 1, 2006                    November 30, 2008              $17,724.30
-------------------------------- ------------------------------ ----------------

     The Company owns an option to extend the term of the leased property for an additional five ( 5) years that can be exercised by providing written notice to the lessor at least six (6) months but not more than 12 months prior to the date that the option period would commence. The Company also maintains a sales representation office in Brazil, located at Rua Andre Ampere 153 andar 17 sala 171/172, Brooklin Novo, Sao Paulo, SP, Brazil.


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

On April 14, 2005 a lawsuit was filed in Superior Court of the State of California, County of San Bernardino, entitled Afshin Pourvajdi v. SOYO Group, Inc., Nancy Chu and various Doe defendants. Case RCV 086992. The complaint alleges causes of action for: 1) Double damages for violation of labor code
Section 970; 2) Misrepresentation; 3) Intentional Infliction of Emotional Distress; 4) Breach of Contract. The prayer for relief in the Complaint seeks damages of no less than $200,000 on the first and second causes of action, plus an unspecified amount of punitive damages and an unspecified amount of general and punitive damages on the third cause of action and an unspecified amount of general and punitive damages on the fourth cause of action. Plaintiff also seeks to recover all costs and attorney fees. The case arises from a consultant who worked briefly for the Company in 2004 and whose contract was not renewed. The Company is vigorously defending the lawsuit and believes that it will be resolved with no material adverse effect on the Company or Ms. Chu.

There are no other legal proceedings that have been filed against the Company.

     None of the Company's directors, officers or affiliates, or owner of record of more than five percent (5%) of its securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fiscal year ended December 31, 2005,there were no matters submitted to the shareholders for approval.

On February 17, 2006, the Company held a special meeting to vote on the 2005 Employee Stock Option Compensation Plan. The record date for the determination of shareholders entitled to vote was January 27, 2006. The plan was approved by shareholder vote.

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

                                   Price Range
                                   -----------

                                                     High               Low
                                                     ----               ---


Fiscal Year Ended December 31, 2004:

     First Quarter                                  $ 0.19            $ 0.11
     Second Quarter                                   0.19              0.12
     Third Quarter                                    0.26              0.12
     Fourth Quarter                                   0.43              0.31

Fiscal Year Ended December 31, 2005:

     First Quarter                                  $  .98            $ 0.37
     Second Quarter                                   0.88              0.60
     Third Quarter                                    0.93              0.66
     Fourth Quarter                                   0.89              0.55


(b)  Shareholders

     The Company's common shares are issued in registered form. Securities Transfer Corporation, Dallas, Texas, is the registrar and transfer agent for the Company's common stock. As of December 31, 2005 there were 48,681,511 shares of the Company's common stock outstanding and the Company had over 85 shareholders of record.

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

     During 2005 we declared no dividends on either the Class A or Class B Preferred Stock outstanding. The dividends recognized and booked in 2005 were the accreted dividends resulting from the valuation of the Series B Preferred Stock at issuance. See "Recent Sales of Unregistered Securities." for more information.

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

(e)  Recent Sales of Unregistered Securities

During the calendar year 2005, the Company issued an aggregate of 8,681,511 unregistered shares of its common stock to various entities for various reasons.

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

In March 2005, the Company issued 20,000 unregistered shares to its public relations company, First Global Media, Inc. for services rendered. At the same time, the Company issued 5,000 unregistered shares to Barrow Street Research for services, and 5,000 unregistered shares to a business consultant as payment for services.

In September 2005, the Company issued 1,286,669 shares of restricted common stock to pay off a business loan of $913,750 plus accrued interest of $51,251 to LGT Computer Inc.

In October 2005, the Company issued 1,219,512 shares of restricted common stock for the conditional redemtion of the 1,000,000 shares of Series A Preferred Stock that were issued by the Company as part of the original purchase of the Company from SOYO Taiwan in October 2002.

Throughout the year, 5,645,330 unregistered shares were issued to various corporations and individuals to buy back the Company's trade debt.


(f)  Equity Compensation Plan Information

     Through December 31, 2004, the Company did not have any Equity Compensation Plans. On March 7, 2005, the Company registered its 2005 Stock Compensation Plan on Form S-8 with the Securities and Exchange Commission, registering on behalf of our employees, officers, directors and advisors up to 5,000,000 shares of our common stock purchasable by them pursuant to common stock options granted under our 2005 Stock Compensation Plan. The plan was approved by shareholder vote during a special meeting of shareholders on February 17, 2006.

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $.75. One third of those options will vest and be available for purchase on July 22, 2006, one third on July 22, 2007, and one third on July 22, 2008. The grants will expire if unused on July 22, 2010.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company is presented as of and for the years ended December 31, 2005, 2004, and 2003. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, and "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations".

Selected Consolidated Statements of Operations Data:

                             Year Ended December 31,
------------ ------------ ------------ ------------ ------------- ------------
             2005         2004         2003         2002          2001
------------ ------------ ------------ ------------ ------------- ------------
Net revenue  $38,263,032  $32,426,414  $31,034,239  $49,644,417   $63,091,190

------------ ------------ ------------ ------------ ------------- ------------
Income       52,686       (3,913,683)  (980,347)    (10,892,574)  (342,073)
(loss) from
operations
------------ ------------ ------------ ------------ ------------- ------------

------------ ------------ ------------ ------------ ------------- ------------
Net Income   $(633,443)   (4,143,978)  (984,588)    (10,733,458)  (390,404)
(Loss)
attributable
to common
shareholders
------------ ------------ ------------ ------------ ------------- ------------
Net income   (.01)        (0.10)       (0.02)       (0.35)        (0.01)
(loss) per
common
share
------------ ------------ ------------ ------------ ------------- ------------




Selected Consolidated Balance Sheet Data:

-------------- ------------ ------------ ------------- ------------- -----------
               2005         2004         2003          2002          2001
-------------- ------------ ------------ ------------- ------------- -----------
Total Assets   $16,907,390  $7,500,437   $12,729,453   $20,914,784   $26,309,797
-------------- ------------ ------------ ------------- ------------- -----------
Long Term      0            0            12,000,000    12,000,000    0
Payable to
Soyo Taiwan
-------------- ------------ ------------ ------------- ------------- -----------
Shareholders'  1,477,703    (4,057,028)  (12,136,783)  (11,152,195)  (418,737)
Equity
(Deficit)
-------------- ------------ ------------ ------------- ------------- -----------
Cash           N/A          N/A          N/A           N/A           N/A
dividends
declared per
common
share
-------------- ------------ ------------ ------------- ------------- -----------




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

     Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. The Company does not intend to update or revise any forward-looking statement contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 to reflect new events or circumstances except to the extent required by applicable law.

Background and Overview:

     Incorporated in Nevada on October 22, 1998, SOYO Group, Inc. is a distributor of consumer electronics, communications and computer parts. A substantial portion of the products are manufactured in Taiwan and China. Through SOYO Group, Inc. the Company offers a line of LCD televisions and computer monitors, wireless headset devices, motherboards and related peripherals for intensive multimedia applications telecommunications services and equipment. The product line also includes Bare Bone systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for any home and office (SOHO) users.

     SOYO Group's products are sold through an extensive network of authorized distributors to resellers, system integrators, value-added resellers (VARs). These products are also sold through major retailers, mail-order catalogs and e-tailers to the consumers throughout North America and Latin America.

     Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired SOYO, Inc., a Nevada corporation ("SOYO Nevada"), from SOYO Computer, Inc., a Taiwan corporation ("SOYO Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to SOYO Group, Inc. ("SOYO"). The 1,000,000 shares of preferred stock were issued to SOYO Taiwan and the 28,182,750 shares of common stock were issued to SOYO Nevada management. During October 2002, the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. When the transaction was complete, and control of the Company was transferred, SOYO Nevada management owned 34,209,548 shares of the 40,000,000 outstanding shares of the Company's common stock. Subsequent to the transaction, management distributed 8,000,000 shares of common stock to various brokers, bankers and other individuals that assisted with the transaction. No one individual or corporation other than those named in Item 12 of this report ever owned more than 5% of the common shares outstanding. As a result of this transaction, SOYO Group management currently owns 26,209,548 of the 48,681,511 shares outstanding as of December 31, 2005.

     Subsequent to this transaction, SOYO Taiwan maintained an equity interest in SOYO, and continued to be the primary supplier of inventory to SOYO, and was the Company's major creditor. In addition, there was no change in the management of SOYO and no new capital was invested. As a result, for financial reporting purposes, this transaction was accounted for as a recapitalization of SOYO
Nevada, pursuant to which the accounting basis of SOYO Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of SOYO Nevada are now the historical financial statements of the Company, and pro forma information has not been presented, as this transaction is not a business combination.

     In conjunction with this transaction, SOYO Nevada transferred $12,000,000 of accounts payable to SOYO Taiwan to long-term payable, without interest, due December 31, 2005. (see "Liquidity and Capital Resources - December 31, 2005).

     SOYO Taiwan also agreed to continue to provide computer parts and components to SOYO on an open account basis at the quantities required and on a timely basis to enable SOYO to continue to conduct its business operations at budgeted levels, which were not less than a level consistent with the operations of SOYO Nevada's business in 2001 and 2000. This supply commitment was effective through December 31, 2005, although SOYO Nevada did not purchase any goods from SOYO Taiwan on 2005 .

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

     The Company sells to both distributors and retailers. Revenues through such distribution channels for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

                             Year Ended December 31,
-------------- ------------- -------- ------------- ------- ------------- ------
               2005          %        2004          %       2003          %
-------------- ------------- -------- ------------- ------- ------------- ------
Revenues
-------------- ------------- -------- ------------- ------- ------------- ------
Distributors   $22,312,488    58.3    $14,704,452    45.3   $13,055,046    42.1
-------------- ------------- -------- ------------- ------- ------------- ------
Retailers      $15,950,544    41.7    $17,721,962    54.7   $17,979,193    57.9
-------------- ------------- -------- ------------- ------- ------------- ------
Total          $38,263,032   100.0    $32,426,414   100.0   $31,034,239   100.0
-------------- ------------- -------- ------------- ------- ------------- ------

During the year ended December 31, 2005, the Company had one customer (E23) that accounted for revenues of $13,552,324, equivalent to 35% of net revenues. During the year ended December 31, 2004, the Company had one customer (SYX Distribution, Inc., otherwise known as Tiger Direct) that accounted for revenues of $8,591,711, equivalent to 26% of net revenues. During the year ended December 31, 2003, the same customer accounted for revenues of $9,943,855, equivalent to 32% of net revenues.


Revenues by geographic segment are summarized as follows:

                             Year Ended December 31,
---------------- ------------ ------ ------------ ------ ------------ ------
                 2005         %      2004         %      2003         %
---------------- ------------ ------ ------------ ------ ------------ ------
Revenues
---------------- ------------ ------ ------------ ------ ------------ ------
N. America       $21,670,550   56.7  $25,936,978  80.0   $23,043,136   74.3
---------------- ------------ ------ ------------ ------ ------------ ------
Central and      $2,993,532     7.8  $6,317,907   19.5   $7,391,804    23.8
South America
---------------- ------------ ------ ------------ ------ ------------ ------
Hong Kong        $13,552,325   35.4  $0                  $0
---------------- ------------ ------ ------------ ------ ------------ ------
Other locations  $46,625        0.1  $171,529      0.5   $599,299       1.9
---------------- ------------ ------ ------------ ------ ------------ ------
Total            $38,263,032  100.0  $32,426,414  100.0  $31,034,239  100.0
---------------- ------------ ------ ------------ ------ ------------ ------

During the first part of 2005, the Company had made a commitment to its new product lines, but did not have much inventory to sell. While waiting for the initial inventory shipments, the Company entered into a short term agreement to make sales of computer components to a vendor in Hong Kong (E23). The sales had relatively low margin, and not a business that the Company planned to be in long term. Nevertheless, the sales of such products in 2005 represented a significant portion of the Company's business.

Financial Outlook:

During early 2003, as a result of the Company changing its product mix to focus on the sales of higher margin products and the decrease in market pressures on the Company's gross margin resulting from the West Coast dock strike in September and early October 2002, the Company's gross margin improved compared to 2002. The Company incurred a net loss attributable to common stock in 2003 of $984,588.

In 2004, the Company increased sales by 4.5 % over 2003 despite a significant change in the core offerings for sale. The emphasis switched from motherboards and hardware to peripherals, leading to a more diverse product offering. Also in 2004, the Company introduced its VoIP products. The Company incurred a net loss in 2004 of $3,920,245.

In 2005, the Company completed its transition and revamped its core product offerings. As a result, the consumer electronics division, featuring LCD televisions and monitors, was responsible for over 30% of the Company's sales. Late in the year, the Company publicized plans to introduce several new models in 2006, including LCD panels as large as 47". The Company is now working with multiple manufacturers of these products.

The VoIP division completed the development and testing cycle on products, and entered into its first large contract with Arizona State University. The division also made inroads into the market in mainland China, and purchased fixed assets and equipment to support the product line in coming years. The VoIP Division should add significantly to the Company's profitability in 2006.

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

As a general rule, the Company has been totally reliant upon the cash flows from its operations to fund future growth. As noted above, the Company did complete a small private placement in 2005, begin factoring invoices to improve cash flows, and convert several million dollars of debt to equity, all of which improved the Company's financial condition. However, throughout the year and as of the date of this filing, the Company did not have any established credit facilities in place, and had no reliable external sources of liquidity in place, other than advances from officers, directors and shareholders.

     The Company has begun and continues to implement the following steps to increase its financial position, liquidity, and long term financial health:

- The Company has completely revised its product mix toward higher margin products

- The Company has improved the number and credit quality of its customer accounts.

- The Company has arranged additional supply sources and no longer purchases inventory from SOYO Taiwan.

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

Vendor Programs:

Funds received from vendors for price protection, product rebates, marketing and training, product returns and promotion programs are generally recorded as adjustments to product costs, revenue or sales and marketing expenses according to the nature of the program. However, in 2005, the Company booked over $1.3 million received from such programs to prior years' purchase discounts and allowances settled in 2005.

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


Results of Operations:

Years Ended December 31, 2005 and 2004-

Net Revenues. Net revenues increased by $5,836,618 or 18.0% to $38,263,032 in 2005 as compared to $32,426,414 in 2004. The increase in net revenues was primarily attributable to the birth of the consumer products division, which changed the core offerings for sale. The Company sold over $18.8 million in LCD monitors and televisions in 2005.

During the years ended December 31, 2005 and 2004, the Company offered price protection to certain customers under specific programs aggregating $140,828 and $295,998 respectively, which reduced net revenues and accounts receivable accordingly. Price protection offered to customers was significantly decreased in 2005, as the new products did not require the same level of price protection since the sales cycle was much quicker for the Company's customers.

Gross Margin. Gross margin was $4,692,970 or 12.3 % in 2005, as compared to $2,216,372 or 6.8 % in 2004. Gross margin increased in 2005 as compared to 2004, both on an absolute and percentage of revenue basis, as the Company changed its core sales offerings from hardware, motherboards and barebones systems to a greater emphasis on computer peripherals and consumer electronics. In addition, prior years' purchase discounts and allowances were settled in 2005, which decreased the cost of revenues, thereby, increasing the gross margin. Margins would have been even better; however, sales at lower margins were made to reduce inventory levels, especially of older inventory as the year came to a close. As a result, the Company's inventory levels are the lowest they have ever been.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $666,570 or 42.2 %, to $911,039 in 2005, as compared to $1,577,609 in 2004. The decrease was entirely due to an expensive Co-op marketing campaign run in 2004 that was not repeated in 2005.

General and Administrative Expenses. General and administrative expenses increased by $98,628 or 2.8 %, to $3,659,338 in 2005, as compared to $3,560,710 in 2004. There were several reasons for the increase. First, the problems associated with the 2003 audit resulted in a cost of over $400,000 in legal and accounting fees in 2004 that were not repeated. Second, the Company began factoring invoices to improve cash flow in 2005. Although that resulted in higher expenses, the Company obtained the services of experts in evaluating customer credit, which led to a huge reduction in bad debt expense.

Provision for Doubtful Accounts. The provision for doubtful accounts was decreased to $34,513 in 2005, as compared to $956,738 in 2004. The decrease is due to the improved quality of the Company's credit accounts, and the increased use of experts in evaluating customer credit applications.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $35,394 in 2005 as compared to $34,998 in 2004.

Income (Loss) from Operations. The income from operations was $52,686 for the year ended December 31, 2005, as compared to a loss from operations of $3,913,683 for the year ended December 31, 2004. The income from operations in 2005 was due to the Company's improved operations, successful new product lines and streamlined expenses. In addition, the Company booked over $1.3 million of offsets to purchases from vendors for price protection and product returns as prior years' purchase discounts and allowances settled in 2005.

Interest Expense. Interest expense increased substantially to $129,567 in 2005, as compared to $23,371 in 2004. The 454% increase is due to the Company factoring receivables in 2005 to improve cash flow. There was no such activity in 2004.

Interest Income. Interest income was $5,301 in 2005. There was no interest income in 2004.

Other Income. Other income/miscellaneous revenue was $612,690 in 2005, as compared to $17,609 in 2004. The miscellaneous income was derived from reducing the provision for doubtful accounts based on current estimates. The Company did a complete analysis of its receivables and concluded that the provision for bad debts was significantly over accrued.

Net Income/Loss. The net income was $540,310 for the year ended December 31, 2005, as compared to a net loss of $3,920,245 for the year ended December 31, 2004. The reasons for the turnaround are discussed in detail in the above paragraphs.

Preferred Stock Dividends. Accreted and deemed preferred stock dividends were $1,173,753 in 2005, as compared to accreted and declared dividends of $223,733 in 2004. The accreted dividends were $174,753 during the year. Additionally, the Company made a $999,000 adjustment to the carrying value of the Class A preferred stock during the year. From the Company's inception, the Class A preferred stock was carried on the books at its basis of $1000. Prior to the conditional redemption of the Class A preferred stock to common stock on October 24, 2005, the carrying value was adjusted to the face value of $1,000,000. This resulted in an adjustment to the preferred stock account of $999,000, and the offsetting journal entry to preferred stock dividends raised the amount recorded during the year to $1,173,753.

Results of Operations:

Years Ended December 31, 2004 and 2003-

Net Revenues. Net revenues increased by $1,392,175 or 4.5% to $32,426,414 in 2004 as compared to $31,034,239 in 2003. The increase in net revenues was primarily attributable to increased penetration in the Latin American market while undergoing a radical change in our core offerings for sale.

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

Depreciation and Amortization. Depreciation and amortization of property and equipment was $34,998 in 2004 as compared to $15,689 in 2003. The large increase resulted from the large increase in depreciable assets following the move to Ontario, California.

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


Net Operating Loss Carryforwards:

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $4,500,000 and $70,000 respectively, expiring in various years through 2024, which can be used to offset future taxable income, if any. The Company's net operating losses were reduced by $10,500,000 for the forgiveness of debt for tax purposes. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

Net deferred tax assets of $1,570,000 at December 31, 2004 resulting from net operating losses and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.


Liquidity and Capital Resources - December 31, 2005:

Transactions involving SOYO Taiwan. Beginning with the formation of SOYO Nevada in October 1998, the Company relied on the financial support from SOYO Taiwan for inventory and capital to provide the resources necessary to conduct operations. Through October 24, 2002, SOYO Nevada was a wholly-owned subsidiary of SOYO Taiwan. Subsequent to that date, SOYO Taiwan continued to provide inventory to SOYO, and agreed to continue to provide inventory to SOYO on an open account basis through December 31, 2005. However, with the change in the Company's direction in 2004, that agreement became moot. SOYO did not order nor receive any inventory from SOYO Taiwan in 2005.

In conjunction with the October 2002 transaction, SOYO Nevada transferred $12,000,000 of accounts payable to SOYO Taiwan to long-term payable, without interest, due December 31, 2005. SOYO Taiwan also agreed to continue to provide computer parts and components to SOYO on an open account basis at the quantities required and on a timely basis to enable SOYO to continue to conduct its business operations at budgeted 2003 levels, which was not less than a level consistent with the operations of SOYO Nevada's business in 2001 and 2000. This supply commitment was effective through December 31, 2005.

During the years ended December 31, 2004, 2003 and 2002, the Company purchased inventory from SOYO Taiwan aggregating $14,004,259, $20,188,354, and $42,219,164 respectively. At December 31, 2004 and 2003, the Company had short-term accounts payable to SOYO Taiwan of $1,314,910 and $6,557,253 respectively, and a long-term payable to SOYO Taiwan of $0 and $12,000,000 respectively. As stated earlier, the Company purchased no inventory from SOYO Taiwan in 2005, and had no payables to SOYO Taiwan at December 31, 2005.

During the years ended December 31, 2004 and 2003, the Company received price protection from SOYO Taiwan aggregating $0 and $651,215 respectively, which reduced inventories and accounts payable to SOYO Taiwan accordingly. The Company received no price protection from SOYO Taiwan in 2005.

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

Based on the terms of the agreement between SOYO Taiwan and the third party, and specifically the limitation on the purchaser not collecting more than $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan, the Company has determined that this transaction was in substance a capital transaction. The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock is being recognized as an additional dividend to the Class B preferred stockholder, and as an increase in the loss attributable to common stockholders, and is being accreted from April 1, 2004 through December 31, 2008.

For the year ended December 31, 2005, the Company recorded aggregate dividends of $1,173,753, based on the accretion of the discount on the Class B Convertible Preferred Stock of $174,753, and the adjustment of $999,000 to the carrying value of the Class A preferred stock, which is described above. The Company did not declare or accrue any additional dividends on the Class B Preferred Stock.

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

Through March 31, 2006, none of the Class B preferred stock had been converted to common stock, and the Company had not repurchased any of the shares of Class B preferred stock.

Operating Activities. The Company utilized cash of $178,088 from operating activities during the year ended December 31, 2005, as opposed to utilizing cash of $183,925 from operating activities during the year ended December 31, 2004, and compared to providing cash of $58,489 in operating activities during the year ended December 31, 2003.

The reasons for the usage of cash in 2005 were the Company's large increases in receivables. The primary reasons for the usage of cash in 2004 were the Company's large operating loss and the paydown of the balance due to SOYO Taiwan. The reduction in operating cash flow in 2003 as compared to 2002 was primarily a result of increased payments to SOYO Taiwan for inventory purchases.

At December 31, 2005 the Company's cash and cash equivalents had decreased by $460,057 to $828,294, as compared to $1,288,351 at December 31, 2004.

The Company had working capital of $689,140 at December 31, 2005, as compared to a working capital deficit of $4,256,905 at December 31, 2004, resulting in current ratios of 1.04 to 1 and .63:1 at December 31, 2005 and 2004, respectively.

Accounts receivable increased to $7,278,520 at December 31, 2005, as compared to $2,076,882 at December 31, 2004, an increase of $5,201,638. The large increase was due to several factors. Most importantly, sales increased 18% during the year, and a large part of the increase was in December. The Company pushed all of its available LCD and other consumer products to retailers for Christmas, resulting in large receivables over the year end period.

Inventories increased to $7,991,030 at December 31, 2005, as compared to $3,862,911 at December 31, 2004, an increase of $4,128,119 or 107%. These numbers are very deceptive, as inventory in transit at December 31, 2005 was $2,686,298, and inventory shipped FOB destination but not yet received by customers on December 31, 2005 was approximately $3.0 million. That means that inventory in the warehouse was only $2,241,000. The inventory was very low due to high sales volume, and correspondingly, the inventory in transit was very high as the Company fills orders for products and attempts to stock consumer products for future sales.

Accounts payable increased by $4,402,907 to $13,977,579 at December 31, 2005 as compared to $9,574,672 at December 31, 2004. The reason for the increase is the increased business volume. The increase partially offsets a large increase in receivables for the same time period..

Accrued liabilities increased to $1,287,108 at December 31, 2005, as compared to $829,043 at December 31, 2004, an increase of $458,065 or 55%. The increase is due to the Company accruing additional expenses over the year end period for expenses incurred in 2005 but paid in 2006.

Investing Activities. The Company expended $621,970, $158,670, and $4,589 in 2005, 2004 and 2003 respectively, for the purchase of property and equipment. The large expenditure in 2005 is for the purchase of telephone lines and equipment in China to support the VoIP division, while the amount in 2004 is due to the move to Ontario, California and the resulting leasehold improvements.

Financing  Activities.

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003. The remaining $240,000 was paid during 2005.

In October 2005, the Company borrowed $165,000 from an individual for working capital purposes.


On March 29, 2004, LGT Computer, Inc. loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May 29, 2004, LGT Computer, Inc. loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 29, 2005, with interest at 4% per annum. On March 28, 2005, by mutual agreement of the parties, the due dates of the first notes were extended one year at the same interest rate. On September 2, 2005, the two loans and accrued interest of $51,251 were repaid through the issuance of 1,286,669 shares of our restricted common stock. On that date, the market price of the stock was $0.75.

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

Principal Commitments:

A summary of the Company's contractual cash obligations as of December 31, 2005, is as follows:

-------------------------- ----------------- ---------- ----------- ------------
Contractual Cash           Less than 1 year  2-3 years  4-5 years   Over 5 years
Obligations
-------------------------- ----------------- ---------- ----------- ------------
Operating Leases           $210,983          $407,659   N/A         N/A
-------------------------- ----------------- ---------- ----------- ------------
Advances from Directors    N/A               N/A        N/A         N/A
-------------------------- ----------------- ---------- ----------- ------------
Notes Payable/ Short Term  $165,000          N/A        N/A         N/A
Loan
-------------------------- ----------------- ---------- ----------- ------------
Total                      $375,983          $407,659
-------------------------- ----------------- ---------- ----------- ------------

At December 31, 2005, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

As the Company's debt obligations at December 31, 2005 and 2004 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)  Financial Statements

The following financial statements are set forth at the end hereof.

     1.   Report of Independent Auditors

     2.   Consolidated Balance Sheet as of December 31, 2005 and 2004

     3. Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

     4. Consolidated Statements of Shareholders' Equity (Deficiency) for the years ended December 31, 2005, 2004 and 2003

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

     6.   Notes to Consolidated Financial Statements.



                         SOYO Group, Inc. and Subsidiary
                   Index to Consolidated Financial Statements




                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firms
  - Vasquez & Company LLP                                                    F-2
  - Grobstein, Horwath & Company LLP                                         F-3

Consolidated Balance Sheets - December 31, 2005 and 2004               F-4 - F-5

Consolidated Statements of Operations -
  Years Ended December 31, 2005, 2004 and 2003                               F-6

Consolidated Statements of Shareholders' Deficiency -
  Years Ended December 31, 2005, 2004 and 2003                               F-7

Consolidated Statements of Cash Flows -
  Years Ended December 31, 2005, 2004 and 2003                         F-8 - F-9

Notes to Consolidated Financial Statements -
  Years Ended December 31, 2005, 2004 and 2003                       F-10 - F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Soyo Group, Inc. and Subsidiary
Ontario, California

     We have audited the accompanying consolidated balance sheets of Soyo Group, Inc. and Subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soyo Group, Inc. and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



Vasquez & Company LLP

Los Angeles, California
March 13, 2006

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
May 12, 2004

                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                       December 31,
                                                   2005            2004
                                               ------------    ------------
ASSETS
CURRENT
Cash and cash equivalents                      $    828,294    $  1,288,351
Accounts receivable, net of allowance for         7,278,520       2,076,882
  doubtful accounts of $589,224 and
  $1,074,550 at December 31, 2005 and 2004
  respectively

Inventories, including $0 and $1,893,442          7,991,030       3,862,911
  purchased from SOYO Computer, Inc. in
  2005 and 2004 respectively
Prepaid Expenses                                     20,984          25,416
Income tax refund receivable                              0          47,000

Total Current Assets                             16,118,828       7,300,560


Property and Equipment                              867,122         245,153
  Less:  accumulated depreciation and              (115,480)        (80,087)
  amortization
                                                    751,642         165,066

Deposits                                             36,920          34,811

Total Assets                                     16,907,390       7,500,437
                                               ============    ============

                                                       December 31,
                                                   2005            2004
                                               ------------    ------------
LIABILITIES
CURRENT
  Accounts payable - SOYO Computer, Inc        $          0    $  1,314,910
Accounts payable - Other                         13,977,579       8,259,762
Total Accounts Payable                           13,977,579       9,574,672

Accrued liabilities                               1,287,108         829,043
Advances from officers, directors and major               0         240,000
  shareholder
Business Loan                                             0         913,750
Short Term Loan                                     165,000               0

Current Liabilities                              15,429,687      11,557,465

Total Liabilities                                15,429,687      11,557,465

EQUITY
Class A Preferred stock, $0.001 par value                 0           1,000
Class B Preferred stock, $0.001 par value         1,702,486       1,527,733
Preferred Stock Backup Withholding                  (84,999)              0
Common stock, $0.001 par value  Authorized           48,682          40,000
  - 75,000,000shares
Additional paid-in capital                       17,225,738      11,155,000
Accumulated deficit                             (17,414,204)    (16,780,761)
  Total Shareholder's Equity (Deficiency)         1,477,703      (4,057,028)

Total Liabilities plus Shareholders' Deficit   $ 16,907,390    $  7,500,437
                                               ============    ============


 SOYO Group, Inc. and Subsidiary
     Consolidated Statements of Operations



                                                      Year Ended December 31,
                                               2005            2004            2003
                                           ------------    ------------    ------------
Net revenues                               $ 38,263,032    $ 32,426,414    $ 31,034,239
Cost of revenues, including  inventory       34,905,874      30,210,042      27,960,377
purchased from SOYO Computer, Inc. of
$0, $14,004,259 and $20,188,354 in
2005, 2004 and 2003 respectively

Prior years' purchase discounts and
allowances settled in 2005                   (1,335,812)           --              --
Gross margin                                  4,692,970       2,216,372       3,073,862
Costs and expenses:
Sales and marketing                             911,039       1,577,609         814,847
General and administrative                    3,659,338       3,560,710       2,833,118
Provision for doubtful accounts                  34,513         956,738         390,555
Depreciation and amortization:
   Property and equipment                        35,394          34,998          15,689
   Impairment of Goodwill                       389,307
Total costs and expenses                      4,640,284       6,130,055       4,054,209
Income (Loss) from operations                    52,686      (3,913,683)       (980,347)
Other income (expense):
   Interest income                                5,301               0          26,252
   Interest expense                            (129,567)        (23,371)        (26,248)
   Other income (expense)                       612,690          17,609          (3,445)
   Other income (expense), net                  488,424          (5,762)         (3,441)
Income (Loss) before provision (benefit)        541,110      (3,919,445)       (983,788)
for income taxes
Provision (benefit) for income taxes                800             800             800
Net Income (loss)                               540,310      (3,920,245)       (984,588)
Less: Dividends on Class B Convertible       (1,173,753)       (223,733)           --
Preferred Stock
Net loss attributable to common                (633,443)     (4,143,978)   $   (984,588)
shareholders
Net loss per common share -  Basic                 (.01)          (0.10)          (0.02)
and diluted
Weighted average number of shares of         48,511,681      40,000,000      40,000,000
common stock outstanding - Basic and         52,546,119            --              --
diluted


                         SOYO Group, Inc. and Subsidiary
          Consolidated Statements of Shareholders' Equity (Deficiency)
                  Years Ended December 31, 2005, 2004 and 2003


                                                                                                      Additional       Total
                                        Common Stock             Preferred  Stock        Paid In     Accumulated   Shareholders
                                    Shares      Par Value     Shares       Par Value     Capital       Deficit      Deficiency
Balance, December 31, 2001         28,182,750       28,183    1,000,000         1,000       470,817      (918,737)     (418,737)
                                 ------------ ------------ ------------  ------------  ------------  ------------  ------------
Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                      11,817,250       11,817         --            --         (11,817)         --            --
Net loss for the year
  ended December 31, 2002                --           --           --            --            --    ( 10,733,458) ( 10,733,458)
                                 ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance, December 31, 2002         40,000,000       40,000    1,000,000         1,000       459,000  ( 11,652,195) ( 11,152,195)
                                 ------------ ------------ ------------  ------------  ------------  ------------  ------------
Net loss for the year
  ended December 31, 2003                --           --           --            --            --        (984,588)     (984,588)
                                 ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance, December 31, 2003         40,000,000       40,000    1,000,000         1,000       459,000  ( 12,636,783) ( 12,136,783)
                                 ------------ ------------ ------------  ------------  ------------  ------------  ------------
Issuance of Preferred
Stock for Long Term Debt                 --           --      2,500,000     1,304,000    10,696,000          --      12,000,000
Dividends                                --           --        114,195       114,195          --            --         114,195
Accretion of Discount                    --           --           --         109,538          --            --         109,538
Net loss for the year
  ended December 31, 2004                --           --           --            --            --      (4,143,978)   (4,143,978)
                                 ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance, December 31, 2004         40,000,000       40,000    3,614,195     1,528,733    11,155,000  ( 16,780,761)   (4,057,028)
                                 ------------ ------------ ------------  ------------  ------------  ------------  ------------
Issuance of Common
Stock for Private Placement           500,000          500         --            --         499,500          --         500,000
Issuance of Common
Stock for Services                     30,000           30         --            --            --            --              30
Issuance of Common
Stock for Long Term Debt            5,645,330        5,645         --            --       3,608,744          --       3,614,389
Issuance of Common
Stock for Payment of Loan           1,286,669        1,287         --            --         963,714          --         965,001
Issuance of Common
  Stock for Coversion of
  Preferred Stock                   1,219,512        1,220   (1,000,000)       (1,000)      998,780          --         999,000
Accretion of Discount                    --           --           --         174,753          --            --         174,753
Preferred Stock Backup
  Withholding                            --           --           --         (84,999)         --            --         (84,999)
Net Income                               --           --           --            --            --         540,310       540,310
Preferred Stock Dividends                --           --           --            --            --      (1,173,753)   (1,173,753)
                                 ------------ ------------ ------------  ------------  ------------  ------------  ------------
                                   48,681,511       48,682    2,614,195     1,617,487    17,225,738  ( 17,414,204)    1,477,703
                                 ============ ============ ============  ============  ============  ============  ============


                        SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                        Years Ended December 31,
                                                   2005           2004           2003
                                               -----------    -----------    -----------
OPERATING ACTIVITIES
Net Income (loss)                              $   540,310    $(3,920,245)   $  (984,588)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Depreciation                                        35,394         34,998         15,689
Provision for doubtful accounts                     34,513        956,738        390,555
Loss on disposition of fixed assets                   --             --            7,600
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                             (5,236,151)     3,785,110       (483,860)
Inventories                                     (4,128,119)     1,173,214      7,322,130
Prepaid expenses                                    51,432         18,557          6,741
Deposits                                            (2,109)        (9,776)        24,965
Increase (decrease) in:
Accounts payable - SOYO Computer, Inc           (1,314,910)    (5,242,343)    (6,246,682)
Accounts payable - other                         9,332,236      2,783,763        921,179
Accrued liabilities                                509,316        236,059       (915,240)
Net cash provided by (used in) operating          (178,088)      (183,925)        58,489
activities


INVESTING ACTIVITIES
Purchase of property and equipment                (621,970)      (158,670)        (4,589)
Net cash used in investing activities             (621,970)      (158,670)        (4,589)


FINANCING ACTIVITIES
Net increase (decrease) in revolving note             --             --       (1,200,000)
payable
(Increase) decrease in restricted cash                --             --        1,000,000
Advances from officer, director and major          165,000           --          360,000
shareholder
Business                                              --          913,750           --
Loan
Repayment of advances to officer, director        (240,000)          --         (120,000)
and major shareholder
Proceeds from issuance of common stock             500,000           --             --



Payment of backup withholding taxes on             (84,999)          --             --
accreted dividends on preferred stock
Net cash provided (used) by financing              340,001        913,750         40,000
activities


CASH AND CASH EQUIVALENTS:
Net increase (decrease)                           (460,057)       571,155         93,900
At beginning of year                             1,288,351        717,196        623,296
At end of year                                     828,294      1,288,351        717,196


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                              97,783         23,371         26,248
Cash paid for income taxes                             800            800          1,000


NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Settlement of business loan of $913,750
and accrued interest of $51,251
through issuance of common stock                   965,001           --             --
Settlement of accounts payable
through issuance of common stock                 3,614,419           --             --
Conversion of Class A preferred
stock to common stock                                1,000           --             --
Accretion of discount on preferred stock           174,753           --             --
Deemed dividend on Class A
preferred stock dividends                          999,000           --             --
Noncash dividends on Class B
preferred stock                                                   114,195

                         SOYO Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004 and 2003


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

     Effective December 30, 2003, SOYO Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. As part of the agreement, SOYO Taiwan required that the purchaser would be limited to collecting a maximum of $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan. SOYO Taiwan forgave debt in an amount equal the difference between $12,000,000 and the value of the preferred stock. This forgiveness was treated as a capital transaction. Payment was received by SOYO Taiwan in February and March 2004. An agreement was reached in the first quarter of 2004 whereby 2,500,000 shares of Class B preferred stock were to be issued by the Company to the unrelated third party in exchange for the long-term payable.

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

Based on the terms of the agreement between SOYO Taiwan and the third party, and specifically the limitation on the purchaser collecting more than $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan, the Company has determined that this transaction was in substance a capital transaction. The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock is being recognized as an additional dividend to the Class B preferred stockholder, and as an increase in the loss attributable to common stockholders, and is being accreted from April 1, 2004 through December 31, 2008.

     At the time of the transaction, SOYO Taiwan also agreed to continue to provide computer parts and components to SOYO on an open account basis at the quantities required and on a timely basis to enable SOYO to continue to conduct its business operations at budgeted 2003 levels, which is not less than a level consistent with the operations of SOYO Nevada's business in 2001 and 2000.This supply commitment was effective through December 31, 2005.

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

     b.   Business and Outlook

SOYO Group, Inc. is a distributor of consumer electronics, communications services and computer products. The Company radically changed its core offerings for sale in 2004. Through the consumer electronics division, SOYO offers a full line of LCD display televisions and monitors, as well as Bluetooth wireless devices. Through the communications division, SOYO offers discount telephone service through VoIP protocol. The services can be purchased through different types of plans and rates, making the service very flexible for the user. The hardware to create and run VoIP services is also available for sale. Lastly, the Company offers a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The breadth of the product line also includes Bare Bone systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for any home and office (SOHO) users.

     SOYO Group's products are sold through an extensive network of authorized distributors to resellers, system integrators, value-added resellers (VARs). These products are also sold through major retailers, mail-order catalogs and e-tailers to consumers throughout North America and Latin America.

     During the years that the Company operated through October 24, 2002, SOYO Nevada was a wholly-owned subsidiary of SOYO Taiwan.

Gross sales in 2003 were $31,034,239, and the gross margin was 10%. The 2003 sales were impacted by the west coast dock strike in the 4th quarter of 2002. In 2003, the Company was selling only computer equipment, although the plans to expand the product lines were being developed.

     In 2004, the Company increased sales by 4.5% over 2003 due to a significant change in the core offerings for sale. The emphasis switched from motherboards and hardware to peripherals, leading to a more diverse and profitable product offering. Also in 2004, the Company introduced its VoIP products, which was part of the reason for the improved performance in 2005.

Net revenues increased by 18.9% in 2005 as compared to 2004. The increase in net revenues was primarily attributable to the birth of the consumer products division, which changed the core offerings for sale. The Company sold over $18.8 million in LCD monitors and televisions in 2005.

Gross margin increased in 2005 as compared to 2004, both on an absolute and percentage of revenue basis, as the Company changed its core sales offerings from hardware, motherboards and barebones systems to a greater emphasis on computer peripherals and consumer electronics. In addition, prior years' purchase discounts and allowances were settled in 2005, which decreased the cost of revenues, thereby, increasing the gross margin.

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

As a general rule, the Company has been totally reliant upon the cash flows from its operations to fund future growth. As noted above, the Company did complete a small private placement in 2005, begin factoring invoices to improve cash flows, and convert several million dollars of debt to equity, all of which improved the Company's financial condition. However, throughout the year and as of the date of this filing, the Company did not have any established credit facilities in place, and had no reliable external sources of liquidity in place, other than advances from officers, directors and shareholders.

     The Company has begun and continues to implement the following steps to increase its financial position, liquidity, and long term financial health:

- The Company has completely revised its product mix toward higher margin products

- The Company has improved the number and credit quality of its customer accounts.

- The Company has arranged additional supply sources and no longer purchases inventory from SOYO Taiwan.

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

     During the years ended December 31, 2005, 2004 and 2003, the Company wrote-down the value of its inventory by $0, $47,084 and $429,230 respectively.

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

     f.   Impairment or Disposal of Long-Lived Assets

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. No impairment losses associated with the Company's long-lived assets were recognized during the years ended December 31, 2005 and 2004.

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

     k.   Advertising

     Advertising costs are charged to expense as incurred. The Company has not incurred direct advertising costs. However, the Company may participate in cooperative advertising programs with certain of its customers by paying a stipulated percentage of the sales invoice price. Cooperative advertising costs paid for the years ended December 31, 2005, 2004, and 2003 were $849,897, $1,481,441, and $728,488 respectively, and are presented under sales and marketing costs in the accompanying consolidated statements of operations.

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

     m.   Income (Loss) Per Common Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2004 and 2003 because the Company incurred a loss during such periods and their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2004 and 2003.

     As of December 31, 2005, potentially dilutive securities consisted of 2,797,738 shares of Class B convertible preferred stock with a stated liquidation value of $1.00 per share. At December 31, 2005, 4,054,693 shares of common stock were issuable upon conversion of the Class B convertible preferred stock, based on the trading price of the common stock.

     n.   Comprehensive Income

     The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the years ended December 31, 2005, 2004 and 2003.

     o.   Fair Value of Financial Instruments

     The Company believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2005 approximate their respective fair values due to the short-term nature of those instruments.

     p.   Stock-Based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation plans, as amended by Statement of Financial Accounting Standard No. 123R, "Accounting for Share-Based Payment."

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

     In accordance with SFAS No. 123, as amended by SFAS No. 123R, the Company will provide prominent footnote disclosure with respect to stock-based employee compensation, and the effect of the method used on reported results. The value of a stock-based award will be determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount will be charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

As of December 31, 2005, the Company's stock-based compensation plan had not been approved by shareholders.

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

     r.   Recent Accounting Pronouncements

     In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     SFAS 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. Changes in depreciation, amortization, or depletion for long-lived, non-financial assets are accounted for as a change in accounting estimate that is affected by a change in accounting principle, under the newly issued standard.

     SFAS 154 replaces APB Opinion No. 20 and SFAS 3. SFAS 154 carries forward many provisions of Opinion 20 and SFAS 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. The FASB decided to completely replace Opinion 20 and SFAS 3 rather than amending them in keeping to the goal of simplifying U.S. GAAP. The provisions of SFAS No. 154 are not expected to have a material effect on the Company's consolidated financial position or results of operation.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

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


3.   Accounts Receivable


The Company's accounts receivable at December 31, 2005 and 2004 are summarized as follows:

                                  December 31,
------------------------------------------- ---------------- ----------------
                                            2005             2004
------------------------------------------- ---------------- ----------------
Accounts receivable                         $7,867,744       $3,151,432
------------------------------------------- ---------------- ----------------
Less:  allowance for doubtful accounts        (589,224)      (1,074,550)
------------------------------------------- ---------------- ----------------
                                            $7,278,520       $2,076,882
------------------------------------------- ---------------- ----------------

     Changes in the allowance for doubtful accounts for the years ended December 31, 2005 and 2004 are summarized as follows:

----------------------------------------------------- -------------- -----------
                                                      2005           2004
----------------------------------------------------- -------------- -----------
Balance, beginning of year                            $1,074,550     $  856,386
----------------------------------------------------- -------------- -----------
Add:  Amounts provided during the year                    34,513        956,738
----------------------------------------------------- -------------- -----------
Less:  Amounts written off during the year               (57,605)      (738,574)
----------------------------------------------------- -------------- -----------
Less:  Adjustment based on current estimate             (462,234)
----------------------------------------------------- -------------- -----------
Balance, end of year                                  $  589,224     $1,074,550
----------------------------------------------------- -------------- -----------


The Company's management believes that the balance of the allowance for doubtful accounts at December 31, 2005 was sufficient to cover any past due accounts whose collection was considered doubtful.

During 2005, the Company began factoring its invoices to improve cash flow. As a result of this activity, the Company obtained the services of credit experts to evaluate its new and existing customer base. Based on the expert evaluations, and several deals struck with creditors to pay off debt in manageable installments, the Company believes that its 2005 provision for doubtful accounts is adequate, as was the provision for 2004.

As mentioned above, the Company began factoring its invoices in 2005 to improve cash flow. At December 31, 2005, $580,363 of the Company's receivables had been factored and were owned by Wells Fargo.

4.   Property and Equipment

     At December 31, 2005 and 2004, property and equipment consisted of the following:


                                  December 31,
---------------------------------------- ----------------------- ---------------
                                         2005                    2004
---------------------------------------- ----------------------- ---------------
Computer and Equipment                   $744,176                $ 62,255
---------------------------------------- ----------------------- ---------------
Furniture and Fixtures                     27,943                  24,333
---------------------------------------- ----------------------- ---------------
1Leasehold Improvements                    83,928                 149,890
---------------------------------------- ----------------------- ---------------
Automobiles                                11,075                   8,675
---------------------------------------- ----------------------- ---------------
Less: Accumulated Depreciation           (115,480)                (80,087)
---------------------------------------- ----------------------- ---------------
           Total                         $751,642                $165,066
---------------------------------------- ----------------------- ---------------

     For the years ended December 31, 2005, 2004 and 2003, depreciation and amortization expense related to property and equipment was $35,394, $34,998 and $15,689 respectively.


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

6.   Advances from Officer, Director and Major Shareholder

     During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003. The remaining $240,000 was paid during 2005.

In October 2005, the Company borrowed $165,000 from an individual for working capital purposes.

7.   Business Loan

     On March 29, 2004, LGT Computer, Inc. loaned the Company $213,750 pursuant to an unsecured note payable due March 28, 2005, with interest at 4% per annum. On May 28, 2004, LGT Computer, Inc. loaned the Company an additional $700,000 pursuant to an unsecured note payable due May 27, 2005, with interest at 4% per annum. On March 28, 2005, by mutual agreement of the parties, the due dates of the notes were extended one year at the same interest rate. The new due date of the first loan is September 28, 2005. On September 2, 2005, the two loans and accrued interest of $51,251 were repaid through the issuance of 1,286,669 shares of our restricted common stock. On that date, the market price of the stock was $0.75.


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

     Rent expense for the years ended December 31, 2005, 2004 and 2003 was $238,836, $229,718 and $276,044 respectively.

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

On April 14, 2005 a lawsuit was filed in Superior Court of the State of California, County of San Bernardino, entitled Afshin Pourvajdi v. SOYO Group, Inc., Nancy Chu and various Doe defendants. Case RCV 086992. The complaint alleges causes of action for: 1) Double damages for violation of labor code
Section 970; 2) Misrepresentation; 3) Intentional Infliction of Emotional Distress; 4) Breach of Contract. The prayer for relief in the Complaint seeks damages of no less than $200,000 on the first and second causes of action, plus an unspecified amount of punitive damages and an unspecified amount of general and punitive damages on the third cause of action and an unspecified amount of general and punitive damages on the fourth cause of action. Plaintiff also seeks to recover all costs and attorney fees. The case arises from a consultant who worked briefly for the Company in 2004 and whose contract was not renewed. The Company is vigorously defending the lawsuit and believes that it will be resolved with no material adverse effect on the Company or Ms. Chu.

There are no other legal proceedings that have been filed against the Company.

     None of the Company's directors, officers or affiliates, or owner of record of more than five percent (5%) of its securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


9.   Income Taxes

     For the year ended December 31, 2005, the Company believes that all income taxes due are offset by federal and state net operating loss carryforwards. For the years ended December 31, 2004 and 2003, the Company incurred net losses and accordingly, had no tax liability, other than minimum state franchise taxes.

     As of December 31, 2005, the Company had federal and state net operating loss carryforwards of $4,500,000, and $70,000 respectively, expiring in various years through 2024, which can be used to offset future taxable income, if any. The Company's net operating losses were reduced by $10,500,000 for the forgiveness of debt for tax purposes. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.


10.  Significant Concentrations

     a.   Customers

     The Company sells to both distributors and retailers. Revenues through such distribution channels for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

                             Year Ended December 31,
-------------- ------------- ------- ------------- ------- ------------- -------
               2005          %       2004          %       2003          %
-------------- ------------- ------- ------------- ------- ------------- -------
Revenues
-------------- ------------- ------- ------------- ------- ------------- -------
Distributors   $22,312,488   58.3    $14,704,452   45.3    $13,055,046   42.1
-------------- ------------- ------- ------------- ------- ------------- -------
Retailers      $15,950,544   41.7    $17,721,962   54.7    $17,979,193   57.9
-------------- ------------- ------- ------------- ------- ------------- -------
Total          $38,263,032   100.0   $32,426,414   100.0   $31,034,239   100.0
-------------- ------------- ------- ------------- ------- ------------- -------

During the year ended December 31, 2005, the Company had one customer (E23) that accounted for revenues of $13,552,324, equivalent to 35% of net revenues. During the year ended December 31, 2004, the Company had one customer (SYX Distibution, Inc., otherwise known as Tiger Direct) that accounted for revenues of $8,591,711, equivalent to 26% of net revenues. During the year ended December 31, 2003, the same customer accounted for revenues of $9,943,855, equivalent to 32% of net revenues.

     b.   Geographic Segments

Revenues by geographic segment are summarized as follows:

                             Year Ended December 31,
---------------- ------------ ------ ------------ ------ ------------ ------
                 2005         %      2004         %      2003         %
---------------- ------------ ------ ------------ ------ ------------ ------
Revenues
---------------- ------------ ------ ------------ ------ ------------ ------
N. America       $21,670,550   56.7  $25,936,978  80.0   $23,043,136   74.3
---------------- ------------ ------ ------------ ------ ------------ ------
Central and      $2,993,532     7.8  $6,317,907   19.5   $7,391,804    23.8
South America
---------------- ------------ ------ ------------ ------ ------------ ------
Hong Kong        $13,552,325   35.4  $0                  $0
---------------- ------------ ------ ------------ ------ ------------ ------
Other locations  $46,625        0.1  $171,529      0.5   $599,299       1.9
---------------- ------------ ------ ------------ ------ ------------ ------
Total            $38,263,032  100.0  $32,426,414  100.0  $31,034,239  100.0
---------------- ------------ ------ ------------ ------ ------------ ------


During the first part of 2005, the Company had made a commitment to its new product lines, but did not have much inventory to sell. While waiting for the initial inventory shipments, the Company entered into a short term agreement to make sales of computer components to a vendor in Hong Kong. The sales had relatively low margin, and not a business that the Company planned to be in long term.

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

     During the year ended December 31, 2005, the Company did not purchase any products from SOYO Taiwan. As of December 31, 2005, no more than 39% of the products distributed by the SOYO Group are supplied by any one supplier. As started in 2004, SOYO Group, Inc. is aggressively establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

     The following is a summary of the Company's transactions and balances with SOYO Taiwan as of and for the years ended December 31, 2005, 2004 and 2003:


                                  December 31,
------------------------------------- ---------- --------------- ---------------
                                      2005       2004            2003
------------------------------------- ---------- --------------- ---------------
Accounts payable to SOYO Taiwan       $0         $1,314,910      $ 6,557,253
------------------------------------- ---------- --------------- ---------------
Long-term payable to SOYO Taiwan      $0         $0              $12,000,000
------------------------------------- ---------- --------------- ---------------

                            Years Ended December 31,
------------------------------- -------------- ----------------- ---------------
                                2005           2004              2003
------------------------------- -------------- ----------------- ---------------
Purchases from SOYO Taiwan      $0             $14,004,259       $20,188,354
------------------------------- -------------- ----------------- ---------------
Payments to SOYO Taiwan         $873,050       $19,154,603       $18,842,244
------------------------------- -------------- ----------------- ---------------


     During the years  ended  December  31,  2005,  2004 and 2003,  the  Company
received   price   protection   from  SOYO  Taiwan  of  $0,  $0,  and  $651,215,
respectively, which reduced inventory and accounts payable accordingly.


11.  Shareholders' Equity

     a.   Common Stock

     As of December 31, 2002, the Company had authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

     Effective October 24, 2002, the Company issued 28,182,750 shares of common stock to Ming Tung Chok and Nancy Chu, who are members of SOYO Nevada management (see Note 1). The shares of common stock were valued at par value, since the transaction was deemed to be a recapitalization of SOYO Nevada. During October 2002, the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of common stock. When the transaction was complete, and control of the Company was transferred, SOYO Nevada management owned 34,209,548 shares of the 40,000,000 outstanding shares of the Company's common stock. Subsequent to the transaction, management distributed 8,000,000 shares of common stock to various brokers, bankers and other individuals that assisted with the transaction. No one individual or corporation other than those named in Item 12 of this report ever owned more than 5% of the common shares outstanding. As a result of this transaction, SOYO Group management currently owns 26,209,548 of the 48,681,511 shares outstanding as of December 31, 2005.

     b.   Preferred Stock

     As of December 31, 2005, the Company had authorized 10,000,000 shares of preferred stock with a par value $0.001 per share.

     The Board of Directors is vested with the authority to divide the authorized shares of preferred stock into series and to determine the relative rights and preferences at the time of issuance of the series.

     Effective October 24, 2002, the Company issued 1,000,000 shares of Class A convertible preferred stock to SOYO Taiwan (see Note 1) with a stated liquidation value of $1.00 per share. The shares of Class A preferred stock were valued at par value, since the transaction was deemed to be a recapitalization of SOYO Nevada. Each share of Class A preferred stock has one vote per share. The Class A preferred stock has no stated dividend rate. The shares of Class A preferred stock are convertible, in whole or in part, into common stock at any time during the three-year period subsequent to their issuance, based on the average closing bid price of the common stock for a period of five business days prior to conversion. On October 24, 2005, the one million shares of preferred stock were converted to 1,219,512 shares of common stock. The price of our common stock on that day was $0.82.

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

For the year ended December 31, 2005, the Company recorded aggregate dividends of $1,173,753, based on the accretion of the discount on the Class B Convertible
Preferred Stock, and the adjustment to the carrying value of the Class A preferred stock, which is described above. The Company did not declare or accrue any additional dividends on the Class B Preferred Stock.

     c.   Stock Options and Warrants

     As of December 31, 2005, the only warrants outstanding were those issued to Evergreen Technology as part of the private placement completed in March 2005, and described above. The Company has created a stock option plan, but as of December 31, 2005, the plan had not yet been approved by the shareholders, and no options granted under the plan had vested.


12.  Quarterly Results (Unaudited)

     Presented below is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.


                               Three months ended:
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
                         March 31,         June 30,         Sept 30,        Dec 31,          Total
                         2005              2005             2005            2005
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Net revenues             $3,962,520        $8,494,311       $9,233,430      $16,572,771      $38,263,032

------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Gross margin             $1,522,035        $1,054,872       $206,771        $1,909,292       $46,992,970

------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Income (loss)            $308,724         ($36,760)         ($944,641)      $651,843         $52,686
from
Operations
------------------------ ----------------- ---------------- --------------- ---------------- ----------------



------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Other Income             $77,951           $65,359          $582,449       ($237,335)       $488,424
(Expense)
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Income (loss)            $386,675          $102,119         ($362,192)      $414,508         $541,110
before taxes
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Income taxes                                                                $800             $800

------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Net Income               $386,675          $102,119         ($362,192)      $413,708         $540,310
(loss)
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Dividends                $39,213           $42,458          $42,935         $1,049,147       $1,173,753
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Net                      $347,462          $59,661          ($405,127)      ($635,439)       ($633,433)
Income (loss)
Attributable to
Common
Shareholders
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Net income
  (loss) per
  common share
-
Basic                    .01               -----            (.01)           (.01)            (.01)
Diluted                  .01               -----            (.01)           (.01)            (.01)

------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Weighted
  average
  number of
  common
  shares
  outstanding -
Basic                    48,681,511        48,681,511       48,681,511      48,681,511       48,681,511
Diluted                  52,736,204        52,736,204       52,736,204      52,736,204       52,736,204
------------------------ ----------------- ---------------- --------------- ---------------- ----------------


------------------------ ----------------- ---------------- --------------- ---------------- ----------------
                         March 31,         June 30,         Sept 30,        Dec 31,          Total
                         2004               2004            2004            2004
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Net revenues             $  8,594,302      $ 10,194,388     $9,347,427      $4,290,297       $32,426,414

------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Gross margin             1,113,168         398,972          307,513         396,719          2,216,372
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Income (loss)            94,705            (924,036)        (809,416)       (2,274,936)      (3,913,683)
from Operations
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Other Income                               (4,745)          (4,745)         3,728            5,762
(Expense)
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Income (loss)            94,705            (928,781)        (814,161)       (2,271,208)      (3,919,445)
before taxes
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Income taxes
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Net Income               94,705            (928,781)        (814,161)       (2,271,208)      (3,919,445)
(loss)
------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Net income
  (loss) per
  common share -
Basic                    $---              ($.02)           ($.02)          ($.06)           ($.10)
Diluted                  $---              ($.02)           ($.02)          ($.06)           ($.10)
------------------------ ----------------- ---------------- --------------- ---------------- ----------------



------------------------ ----------------- ---------------- --------------- ---------------- ----------------
Weighted
  average
  number of
  common
  shares
  outstanding -
Basic                    40,000,000        40,000,000       40,000,000      40,000,000
Diluted                  40,000,000        40,000,000       40,000,000      40,000,000
------------------------ ----------------- ---------------- --------------- ---------------- ----------------

During the year, the Company booked approximately $1,000,000 in the first quarter and $300,000 in the second quarter to miscellaneous income. During the fourth quarter, the Company determined that the correct classification of the amounts was as a reduction to cost of sales, and not to miscellaneous income. The amounts are placed above as they should have been booked, which will not agree with the 10Q reports issued as of March 31, June 30, and September 30, 2005.

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

     During the year ended December 31, 2003, and the subsequent interim period from January 1, 2004 through July 26, 2004, neither the Company, nor anyone on its behalf, consulted with Vasquez regarding; (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements and no written report or oral advice was provided that Vasquez concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined at Item 304(a)(1)(iv) or a reportable event as defined at Item 304 (a)(1)(iv) of Regulation S-K.

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

     When the Company's senior management realized that there were significant deficiencies, including material weaknesses, in our 2003 internal control over financial reporting, we retained outside advisors to assist the Company's financial staff in preparing the Company's financial statements, including the restated interim periods

To address these weaknesses, the Company took the following corrective actions:

>> The Company hired a new Accounting Manager, then replaced the Accounting Manager with a more qualified candidate. That employee recently left the Company to return overseas for a family emergency. The employee will not be returning to the Company, which means that as of March 31, 2006, the Company is operating without an Accounting Manager or Controller. While the Company is searching for a replacement, the Company has retained a financial consultant and former CPA to oversee the day to day management of the accounting department. The Company has recently added additional personnel to complete the day to day accounting tasks. The Company needs and is seeking to immediately hire an Accounting Manager and additional personnel to focus on financial accounting and reporting issues.

>> Each month, the Company's Accounting Manager supervises the reconciliation of the accounts payable subsidiary ledgers with the general ledger, and approves adjustments to inventory based on reconciliation of the general ledger to physical inventory counts. Each quarter, the Accounting Manager records inventory adjustments to the lower of cost or market. These tasks will be supervised by the financial consultant until the new Accounting Manager is hired.

>> Every month, the Accounting Manager reconciles the bank accounts and compares the bank reconciliation with the balance per general ledger and the daily cash report, reviews the recording of accounts payable to vendors for purchases of inventory, and prepares financial statements with a complete set of adjustments. These tasks will be supervised by the financial consultant until the new Accounting Manager is hired.

>> During the quarter ended September 30, 2004, the Company implemented a cycle count of its inventory, with the fifty fastest-moving items of "Type A" inventory physically counted and reconciled every morning with the recorded quantities and amounts. All "Type A" inventory is physically counted and reconciled every Monday.

>> A complete inventory is physically counted and reconciled at the end of every month.


     (b)  Changes in internal control over financial reporting:

In light of the foregoing, in 2005 management took the following actions to rectify the deficiencies as described above.

>> Management hired experts to assist with the financial reporting required, and to train Company employees to perform such tasks in the future.

>> Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, and the software has been paid for. The software will be installed and operational during the second quarter of fiscal year 2006.


In conjunction with the audit of the Company's financial statements for the year ended December 31, 2005, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the corrective actions listed above. The officers believed that such corrective actions minimize the risk of material misstatement, but the corrective actions continued to have significant deficiencies.

As of March 31, 2006, the Company is working quickly to hire an Accounting Manager and additional finance personnel. The Chief Executive Officer and the Chief Financial Officer are satisfied that with the personnel in place, and with the additional efforts of the Financial Consultant/ CPA, that the books and records portray a completely accurate picture of the Company's financial position and that all transactions are being captured and reported as required. The Company believes that once the new software is installed and operational, and the new Accounting Manager is hired, all significant deficiencies will have been addressed and corrected.

ITEM 9B. OTHER INFORMATION- NONE


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and text sets forth the names and ages of all the Company's directors and executive officers and the key management personnel as of March 31, 2006. The Company's Board of Directors is comprised of only one class. All of the directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

-------------------------- -------- --------------------------------------------
Name                       Age      Position Held
-------------------------- -------- --------------------------------------------
Ming Tung Chok             45       Chief Executive Officer and Director
-------------------------- -------- --------------------------------------------
Nancy Chu                  49       Chief Financial Officer, Secretary and
                                    Director
-------------------------- -------- --------------------------------------------
Paul F. Risberg            44       Director
-------------------------- -------- --------------------------------------------
Chung Chin Keung           39       Director
-------------------------- -------- --------------------------------------------
Zhi Yang Wu                35       Director
-------------------------- -------- --------------------------------------------


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

Chung Chin Keung was appointed in October 2005 as an independent non-executive director and audit committee member. Mr. Chung has more than 14 years commercial experience, including more than 10 years in accounting and finance for publicly listed companies in various countries. Mr. Chung is currently the chief finance officer of KPI Co. Ltd. (0605, Hong Kong Stock Exchange), a listed company in Hong Kong. Mr. Chung holds a Master of Business Administration from the University of Manchester, England.

Paul F. Risberg was appointed in October 2005 as an independent non-executive director and audit committee member. Mr. Risberg has more than 13 years of investment banking and securities market expertise. He is currently the president of Altenergy Inc., an alternative energy service company that retails and installs energy Equipment. From 1998 until 2002, Mr. Risberg served as divisional vice president of Fahnestock & Co. Inc. (now known as Oppenheimer & Co.), one of the oldest New York Stock Exchange firms.

Zhi Yang Wu was appointed in October 2005 as an independent non-executive director and compensation committee member. Mr. Wu is the vice chairman of Qiao Xing Universal Telephone Inc. (Nasdaq: XING), one of China's largest manufacturers and distributors of telecommunication products. Mr. Wu currently also serves as chairman & CEO of CEC Telecom, one of the largest mobile phone manufacturers in China and a subsidiary of Qiao Xing. Mr. Wu currently oversees CEC Telecom with annual sales in excess of $200 million. Mr. Wu received a

Diploma in Business Management from Huizhou University of China, and has completed graduate studies in business management at Beijing University.

Daniel Hou was appointed in October 2005 as an independent non-executive director and audit compensation member. Mr. Hou has served as the president of Reyes Electronics Inc., a computer peripheral supplier he founded in 1986. Mr. Hou received a B.A. degree in chemistry from National Chung-Hsing University, Taiwan, in 1973 and a master's degree in material science from the University of Utah in 1978. Mr. Hou resigned from the Board of Directors effective December 31, 2005 for medical reasons.

Each Director received 10,000 unregistered shares of the Company's common stock in 2005. The Directors receive no other compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings, and may be compensated for other work done on the Company's behalf.


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

     Audit Committee

The Audit Committee of the Board of Directors is comprised of Mr. Risberg and Mr. Keung. The first Audit Committee meeting is scheduled to coincide with the Company's 2006 Annual meeting, the date of which has not yet been set.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during fiscal year ended December 31, 2005, 2004 and 2003 to the Company's Chief Executive Officer and Chief Financial Officer.

                           SUMMARY COMPENSATION TABLE

------------------------   ----   --------   -----   ------------------
Name                       Year   Salary     Bonus   Other Compensation
------------------------   ----   --------   -----   ------------------
Ming Tung Chok             2005   $144,000    N/A           N/A
President and CEO          2004   $144,000
                           2003   $144,000
------------------------   ----   --------   -----   ------------------
Nancy Chu                  2005   $120,000
Chief Financial            2004   $120,000
 Officer                   2003   $120,000
------------------------   ----   --------   -----   ------------------


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

On February 17, 2006, the Company held a special meeting to vote on the 2005 Employee Stock Option Compensation Plan. The record date for the determination of shareholders entitled to vote was January 27, 2006. The plan was approved by shareholder vote.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2006 by (i) those persons or groups known to the Company who beneficially own more than 5% of the Company's common stock;
(ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2005; and,
(iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

---------------------------- ------------------------ --------------------------
Name/Title/Address(1)        Total Number of Shares   Percentage Ownership(2)
---------------------------- ------------------------ --------------------------
Ming Tung Chok               12,000,000               24.50%
---------------------------- ------------------------ --------------------------
Nancy Chu                    14,209,548               29.00%
---------------------------- ------------------------ --------------------------
Paul F. Risberg                  19,000                 .04%
---------------------------- ------------------------ --------------------------
Chung Chin Keung                 10,000                 .02%
---------------------------- ------------------------ --------------------------
Zhi Yang Wu                      10,000                 .02%
---------------------------- ------------------------ --------------------------

---------------------------- ------------------------ --------------------------
All officers and directors   26,248,548               53.58%
as a group (3)
---------------------------- ------------------------ --------------------------
Urmston Capital (4)           4,054,693                8.28%
---------------------------- ------------------------ --------------------------


     (1) Unless otherwise provided, the addresses of these holders is 1420 S. Vintage Ave. Ontario California 91761.

     (2) The percentage ownership is based upon 48,987,511 shares outstanding on March 30, 2006.

     (3) Since Ming Tung Chok and Nancy Chu are husband and wife, they are considered beneficial owners of each others common stock. Collectively, they own 26,209,548 shares and are each considered beneficial owners of 26,209,548 shares.

     (4) The address for Urmston Capital is 148 Xinglung Road, Sec. 3, WenShan District, Taipei, Taiwan R.O.C.

     As the result of an agreement between SOYO Taiwan and an unrelated third party in 2004 2,500,000 shares of Class B preferred stock were issued by the Company to the unrelated third party in exchange for the forgiveness of a $12,000,000 long term payable.

     The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. If the Class B Preferred Stock were converted at the closing bid price of $0.69 per share on December 31, 2005, the holder would have 4,054,693 shares of the Company's common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Ming Tung Chok, the President and Chief Executive Officer of the Company, is married to Nancy Chu, the Chief Financial Officer of the Company. Andy Chu, the President and majority shareholder of SOYO Taiwan, is the brother of Nancy Chu.

     The following is a summary of the Company's transactions and balances with SOYO Taiwan as of and for the years ended December 31, 2005, 2004 and 2003:

December 31,
-----------------------------------------------   -----------   -----------
                                                  2005          2004
-----------------------------------------------   -----------   -----------
Accounts payable to SOYO Taiwan                   $0            $1,314,910
-----------------------------------------------   -----------   -----------
Long-term payable to SOYO Taiwan                  $0            $0
-----------------------------------------------   -----------   -----------


Years Ended December 31,
---------------------------------   -----------   -----------   -----------
                                    2004          2003          2002
---------------------------------   -----------   -----------   -----------
Purchases from SOYO Taiwan          $0            $14,004,259   $20,188,354
---------------------------------   -----------   -----------   -----------
Payments to SOYO Taiwan             $873,050      $19,154,603   $18,842,244
---------------------------------   -----------   -----------   -----------


     During the years ended December 31, 2005, 2004 and 2003, the Company received price protection from SOYO Taiwan of $0, $0 and $651,215 respectively, which reduced inventory and accounts payable accordingly.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


     Independent Accountant Fees

     The following table sets forth the fees for professional audit services rendered by Vasquez & Company LLP for the audit of the Company's annual financial statements for the fiscal years 2005 and 2004.

-------------------------------------   ---------   ---------
                                        2005        2004
-------------------------------------   ---------   ---------
Audit Fees (1)                          $ 107,000   $ 143,510
-------------------------------------   ---------   ---------
Tax Fees                                   13,000      15,640
-------------------------------------   ---------   ---------
All Other Fees
-------------------------------------   ---------   ---------
Total Fees                              $ 120,000   $ 159,150

-------------------------------------   ---------   ---------

--------------------------

(1) Includes annual audit fees and fees for preissuance review of quarterly filings.

Grobstein, Horwath & Company, the Company's predessor auditors, charged $6,000 each year for a review and reissuance of the Company's 2003 audit report.

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

10.3 Exclusive Distribution Agreement dated October 24, 2002, Incorporated herein by reference to the Form 10-K, File No. 333-42036, filed on April 15, 2003

10.4      SOYO Group Agreement with China Unicom dated February 1, 2004

10.5      Office Lease at 140 S. Vintage Ave., Ontario, CA dated August 21, 2003

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

99.1      Sarbanes-Oxley Act Section 906 Certification

*Filed herein


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOYO GROUP, INC.


Dated:  March 31, 2006           By /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name:  Ming Tung Chok
                                   Title: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2006           By /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name:  Ming Tung Chok
                                   Title: President, Chief Executive Officer and
                                          Director


Dated:  March 31, 2006           By /s/ Nancy Chu
                                   ---------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and

Dated:  March 31, 2006           By /s/ Paul F. Risberg
                                   ---------------------------------------------
                                   Name: Paul F. Risberg
                                   Title: Director

Dated:  March 31, 2006           By /s/ Chung Chin Keung
                                   ---------------------------------------------
                                   Name: Chung Chin Keung
                                   Title: Director

Dated:  March 31, 2006           By /s/ Zhi Yang Wu
                                   ---------------------------------------------
                                   Name: Zhi Yang Wu
                                   Title: Director