Form 10-Q
period 2006-03-31
SOYO GROUP INC
filed 2006-05-17
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended March 31, 2006


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     As of May 15, 2006, there were 48,720,511 shares Outstanding.

     Documents Incorporated by Reference: None

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - March 31, 2006
              (Unaudited) and December 31, 2005                                4

              Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months Ended March 31, 2006 and 2005                       6

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2006 and 2005                       8

              Notes to Condensed Consolidated Financial Statements
              (Unaudited) - Three Months Ended March 31, 2006 and 2005        10


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk      23

     Item 4.  Controls and Procedures                                         24


PART II. OTHER INFORMATION

     Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
              of Equity Securities                                            26

     Item 3.  Defaults upon Senior Securities                                 26

     Item 4.  Submission of Matters to a vote of security holders             26

     Item 5.  Other information                                               27

     Item 6.  Exhibits and Reports on Form 8-K                                27


SIGNATURES                                                                    28


                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                         March 31,          December 31,
-------------------------------------------------    ----------------    ----------------
                                                     2006 (unaudited)          2005
-------------------------------------------------    ----------------    ----------------
ASSETS
-------------------------------------------------    ----------------    ----------------
CURRENT
-------------------------------------------------    ----------------    ----------------
Cash and cash equivalents                            $         54,411    $        828,294
-------------------------------------------------    ----------------    ----------------
Accounts receivable, net of allowance for doubtful          6,821,483           7,278,520
accounts of $639,224 at March 31, 2006 and
December 31, 2005 respectively

-------------------------------------------------    ----------------    ----------------
Inventories                                                11,255,016           7,991,030
-------------------------------------------------    ----------------    ----------------
Prepaid Expenses                                                2,105              20,984
-------------------------------------------------    ----------------    ----------------
Income tax refund receivable                                        0                   0
-------------------------------------------------    ----------------    ----------------

-------------------------------------------------    ----------------    ----------------
Total Current Assets                                       18,133,015          16,118,828
-------------------------------------------------    ----------------    ----------------

-------------------------------------------------    ----------------    ----------------
Property and Equipment                                        917,304             867,122
-------------------------------------------------    ----------------    ----------------
  Less:  accumulated depreciation and amortization           (141,296)           (115,480)
-------------------------------------------------    ----------------    ----------------
                                                              776,008             751,642
-------------------------------------------------    ----------------    ----------------

-------------------------------------------------    ----------------    ----------------
Deposits                                                       42,445              36,920
-------------------------------------------------    ----------------    ----------------

-------------------------------------------------    ----------------    ----------------
Total Assets                                               18,951,468          16,907,390
-------------------------------------------------    ----------------    ----------------


                                  (continued)



                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                         SOYO Group, Inc. and Subsidiary
                     Consolidated Balance Sheets (continued)


                                                         March 31,         December 31,
-------------------------------------------------    ----------------    ----------------
                                                           2006                2005
-------------------------------------------------    ----------------    ----------------
LIABILITIES
-------------------------------------------------    ----------------    ----------------
CURRENT
-------------------------------------------------    ----------------    ----------------
Accounts payable                                           16,930,908          13,977,579
-------------------------------------------------    ----------------    ----------------
Total Accounts Payable                                     16,930,908          13,977,579
-------------------------------------------------    ----------------    ----------------

-------------------------------------------------    ----------------    ----------------
Accrued liabilities                                           347,509           1,287,108
-------------------------------------------------    ----------------    ----------------
Advances from officers, directors and major                         0                   0
shareholder
-------------------------------------------------    ----------------    ----------------
Business Loan                                                       0                   0
-------------------------------------------------    ----------------    ----------------
Short Term Loan                                               100,000             165,000
-------------------------------------------------    ----------------    ----------------

-------------------------------------------------    ----------------    ----------------
Current Liabilities                                        17,378,417          15,429,687
-------------------------------------------------    ----------------    ----------------

-------------------------------------------------    ----------------    ----------------
Total Liabilities                                          17,378,417          15,429,687
-------------------------------------------------    ----------------    ----------------

-------------------------------------------------    ----------------    ----------------
EQUITY
-------------------------------------------------    ----------------    ----------------
Class A Preferred stock, $0.001 par value                           0                   0
-------------------------------------------------    ----------------    ----------------
Class B Preferred stock, $0.001 par value                   1,752,342           1,702,486
-------------------------------------------------    ----------------    ----------------
Preferred Stock Backup Withholding                            (99,956)            (84,999)
-------------------------------------------------    ----------------    ----------------
Common stock, $0.001 par value  Authorized -                   48,721              48,682
75,000,000 shares
-------------------------------------------------    ----------------    ----------------
Additional paid-in capital                                 17,610,140          17,225,738
-------------------------------------------------    ----------------    ----------------

-------------------------------------------------    ----------------    ----------------
Accumulated deficit                                       (17,738,196)        (17,414,204)
-------------------------------------------------    ----------------    ----------------
      Total Shareholder's Equity (Deficiency)               1,573,051           1,477,703
-------------------------------------------------    ----------------    ----------------
Total Liabilities plus Shareholders' Equity          $     18,951,468    $     16,907,390
-------------------------------------------------    ----------------    ----------------


     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (unaudited)


                                             Three months ended March 31,
                                             ----------------------------
-----------------------------------------    ------------    ------------
                                                 2006            2005
-----------------------------------------    ------------    ------------
Net revenues                                 $ 11,548,187    $  3,962,520
-----------------------------------------    ------------    ------------
Cost of revenues                                9,897,099       3,440,485

-----------------------------------------    ------------    ------------
Prior Years Purchase Discounts                          0       1,089,172
-----------------------------------------    ------------    ------------
Gross margin                                    1,651,088       1,611,207
-----------------------------------------    ------------    ------------
Costs and expenses:
-----------------------------------------    ------------    ------------
Sales and marketing                                74,886         239,465
-----------------------------------------    ------------    ------------
General and administrative                      1,484,994         933,973
-----------------------------------------    ------------    ------------
Provision for doubtful accounts                    50,000          31,124
-----------------------------------------    ------------    ------------
Depreciation and amortization:
-----------------------------------------    ------------    ------------
   Property and equipment                          25,815           8,749
-----------------------------------------    ------------    ------------
Total costs and expenses                        1,635,695       1,213,311
-----------------------------------------    ------------    ------------
Income (Loss) from operations                      15,393         397,896
-----------------------------------------    ------------    ------------
Other income (expense):
-----------------------------------------    ------------    ------------
   Interest income                                  3,247               0
-----------------------------------------    ------------    ------------
   Interest expense                               (72,387)        (11,221)
-----------------------------------------    ------------    ------------
   Other income (expense)                           4,531               0
-----------------------------------------    ------------    ------------
   Other income (expense), net                    (64,609)        (11,221)

-----------------------------------------    ------------    ------------
Income (Loss) before cumulative effect of         (49,216)        386,675
change in accounting principle
-----------------------------------------    ------------    ------------
Cumulative Effect on Prior Years of              (224,919)              0
Changing to Fair Value
Method of Accounting for Stock Based
Compensation
-----------------------------------------    ------------    ------------
Net Income (loss)                                (274,135)        386,675
-----------------------------------------    ------------    ------------

-----------------------------------------    ------------    ------------
Less: Dividends on Convertible Preferred           49,856          39,213
Stock
-----------------------------------------    ------------    ------------
Net income (loss) attributable to common         (323,991)   $    347,462
shareholders
-----------------------------------------    ------------    ------------
Net loss per common share - Basic and                (.01)            .01
diluted                                              (.01)            .01
-----------------------------------------    ------------    ------------
Weighted average number of shares of           48,540,681      40,530,000
common stock outstanding - Basic and           53,296,071      44,748,149
diluted
-----------------------------------------    ------------    ------------

                                  (continued)

                         SOYO Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Operations (unaudited) (continued)


-----------------------------------------    ------------    ------------
Earnings per common share
-----------------------------------------    ------------    ------------
Income (loss) before cumulative effect of             .00             .01
a change in accounting principle and
preferred stock dividends
-----------------------------------------    ------------    ------------
Cumulative effect on prior years of                  (.01)              0
changing to fair value method of
accounting for stock-based compensation
-----------------------------------------    ------------    ------------
Preferred stock dividends                             .00             .00
-----------------------------------------    ------------    ------------
Net income (loss)                                    (.01)            .01
-----------------------------------------    ------------    ------------
Earnings per common share assuming
dilution-
-----------------------------------------    ------------    ------------
Income (loss) before cumulative effect of             .00             .01
a change in accounting principle and
preferred stock dividends
-----------------------------------------    ------------    ------------
Cumulative effect on prior years of                  (.01)              0
changing to fair value method of
accounting for stock-based compensation
-----------------------------------------    ------------    ------------
Preferred stock dividends                             .00             .00
-----------------------------------------    ------------    ------------
Net income (loss)                                    (.01)            .01
-----------------------------------------    ------------    ------------




     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                   Three Months Ended March 31,
-----------------------------------------------    ------------    ------------
                                                       2006            2005
-----------------------------------------------    ------------    ------------
OPERATING ACTIVITIES
-----------------------------------------------    ------------    ------------
     Net income                                    $   (274,135)   $    386,675
-----------------------------------------------    ------------    ------------
Adjustments to reconcile net
       income to net cash used in
       operating activities:
-----------------------------------------------    ------------    ------------
  Depreciation and Amortization                          25,815           8,749
-----------------------------------------------    ------------    ------------
  Non cash payments for Director's Compensation          24,570            --
-----------------------------------------------    ------------    ------------
  Stock based Compensation                              359,871            --
-----------------------------------------------    ------------    ------------
  Provision for doubtful Accounts                        50,000          31,124
-----------------------------------------------    ------------    ------------
Changes in operating assets and
liabilities:
-----------------------------------------------    ------------    ------------
(Increase) decrease in:
 -----------------------------------------------    ------------    ------------
     Accounts receivable                                407,037        (593,089)
-----------------------------------------------    ------------    ------------
     Inventories                                     (3,263,986)      1,043,196
-----------------------------------------------    ------------    ------------
     Prepaid expenses                                    18,879          (3,503)
-----------------------------------------------    ------------    ------------
     Deposits                                            (5,525)         15,840
-----------------------------------------------    ------------    ------------
Increase (decrease) in:
-----------------------------------------------    ------------    ------------
     Accounts payable -                               2,953,329      (1,906,334)
-----------------------------------------------    ------------    ------------
     Accrued liabilities                               (939,599)       (254,332)
-----------------------------------------------    ------------    ------------
Net cash used in operating activities                  (643,744)     (1,271,674)
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------
INVESTING ACTIVITIES
-----------------------------------------------    ------------    ------------
   Purchase of property and equipment                   (50,182)           --
-----------------------------------------------    ------------    ------------
   Proceeds from sale of equipment                         --            56,662
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------
Net cash used in investing activities                   (50,182)         56,662
-----------------------------------------------    ------------    ------------


                                  (continued)

                         SOYO Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


-----------------------------------------------    ------------    ------------
FINANCING ACTIVITIES
-----------------------------------------------    ------------    ------------
Advances from officer, director and                     (65,000)        (60,000)
major shareholder
-----------------------------------------------    ------------    ------------
Proceeds from issuance of                                  --           500,000
  Common Stock
-----------------------------------------------    ------------    ------------
Payment of backup withholding tax on                    (14,957)           --
accreted dividends on preferred stock
-----------------------------------------------    ------------    ------------
Net cash provided by financing activities               (79,957)        440,000
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------
CASH AND CASH EQUIVALENTS
-----------------------------------------------    ------------    ------------
     Net decrease                                      (773,883)       (775,012)
-----------------------------------------------    ------------    ------------
     At beginning of period                             828,294       1,288,351
-----------------------------------------------    ------------    ------------
     At end of period                                    54,411    $    513,339
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------
Cash paid for Interest                                   72,387               0
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------
Accretion of discount on preferred stock                 49,856          39,213
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------
Directors' compensation                                  24,570            --
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------
Stock option compensation                               359,871            --
-----------------------------------------------    ------------    ------------

-----------------------------------------------    ------------    ------------

     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2006 and 2005


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

Interim Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The condensed consolidated balance sheet as of December 31, 2005 is derived from the Company's audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2006 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Business - The Company sells products under three different product lines: 1) Computer Components and Peripherals 2) Consumer Electronics and 3) Communications Equipment and Services. The products are sold to distributors and retailers primarily in North, Central and South America.

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

As of March 31, 2006, potentially dilutive securities consisted of 2,948,342 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of March 31, 2006, 4,755,390 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock based on the $0.62 per share conversion price.

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

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three months ended March 31, 2006 and 2005.

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

Stock-Based Compensation - Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value method, compensation cost is measured as the excess of, if any, of the market price of the Company's common stock at the date of grant, or at any subsequent measurement date, over the amount an employee must pay to acquire the stock. Such amounts are amortized as compensation expense over the vesting period of the related stock options. Under the intrinsic value method, the Company was not required to recognize stock-based compensation.

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a three-four year vesting period.

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

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $.75. One third of those options will vest and be available for purchase on July 22, 2006, one third on July 22, 2007, and one third on July 22, 2008. As a result, the fair value of the options will be expensed between now and July 22, 2008. The grants will expire if unused on July 22, 2010.

The Company has calculated the fair value of each option granted to employees as sixty three cents (.63) based on the Black Scholes option pricing model.

As of March 31, 2006, employees have left the Company and forfeited 330,000 options. Therefore, the charge against earnings was calculated on the remaining 2,559,000 options.

For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $134,952 which reduced income from operations and net income. The cumulative effect of the change from intrinsic value to fair value method of accounting for stock-based compensation in the amount of $224,919 was also recognized and reduced net income. The impact on basic and diluted net income per share for the three months ended March 31, 2006 was $(0.01). SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

For the three month period ended March 31, 2006, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2005-2006, expected life of the option is 5 years, expected volatility of 146%, risk free interest rate of 4.04% and a 0% dividend yield on common stock. The weighted average fair value at the grant date for such option is $0.63 per option.


2. Short Term Loan

In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. As of March 31, 2006, $65,000 of the loan had been repaid, and $100,000 was still outstanding.


3. Equity-Based Transactions

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


5. Significant Concentrations

a.   Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                       Three Months Ended March 31,
                                     --------------------------------
                                         2006                 2005
                                     -----------          -----------
Revenues
  Distributors                       $ 4,479,959   38.8%  $ 2,821,181   71.2%
  Retailers                            7,068,228   61.2%    1,141,339   28.8%
                                     -----------          -----------
                                     $11,548,187  100.0%  $ 3,962,520  100.0%
                                     ===========          ===========

During the three months ended March 31, 2006 and 2005, the Company offered price protection to certain customers under specific programs aggregating $0 and $99,272, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended March 31, 2006 and 2005, the Company had two customers that accounted for revenues of $4,213,370 and $1,673,160, equivalent to 36.5% and 42.2% of net revenues, respectively. The two customers were Shop at Home Network, LLC and E23 Inc.

b.   Geographic Segments

Financial information by geographic segments is summarized as follows:

                                       Three Months Ended March 31,
                                     --------------------------------
                                         2006                 2005
                                     -----------          -----------
Revenues
  North America                      $ 9,114,585   78.9%  $ 1,560,833   39.4%
  Central and South America            2,205,222   19.1%      280,623    7.1%
  Hong Kong                                    0            1,945,308   49.1%
  Other locations                        228,380    2.0%      175,756    4.4%
                                     -----------          -----------
                                     $11,548,187  100.0%  $ 3,962,520  100.0%
                                     ===========          ===========

c.   Suppliers

Of the products the Company sold in 2005, no more than 39% of the products were produced by any one vendor. The Company is working to reduce that dependency and expects that no more than 20% of any products sold in 2006 will be produced by one vendor.

Through October 24, 2002, SOYO Nevada was a wholly-owned subsidiary of SOYO Taiwan (see Note 1). Subsequent to that date, SOYO Taiwan agreed to provide inventory to SOYO on an open account basis through December 31, 2005. Despite that commitment, SOYO Group purchased no products from SOYO Taiwan in 2006 or 2005.



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

The Company's is a distributor of Computer Peripherals, Communications Equipment, and Consumer Electronics. SOYO Group's products have always been sold through an extensive network of authorized distributors to resellers, system integrators, and value-added resellers (VARs). These products are also sold through major retailers, mail-order catalogs and e-tailers to the consumers throughout North America, Latin America and around the world.

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

In 2004, the Company expanded its product offerings into new and higher margin segments. The offerings were divided into three areas: Computer, Peripherals, Communications Equipment, and Consumer Electronics. Throughout 2005 and the first quarter of 2006, these were the areas that produced revenues for the Company.


Financial Outlook:

As of March 31, 2006, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of capital, and no established credit facilities. In the past two years, the Company has borrowed funds from an officer, director, major shareholder and a private lender.

The Company is currently attempting to improve its financial condition and liquidity by exploring the availability of outside debt and equity financing; to the extent such funding is available under reasonable terms and conditions. Additionally, the Company is attempting to secure credit facilities that will reduce the cost of purchasing inventory, provide better and cheaper terms on purchases and improve cash flow.

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

Results of Operations:

Three Months Ended March 31, 2006 and 2005:

Net Revenues. Net revenues increased by $7,585,667 or 191%, to $11,548,187 in 2006, as compared to $3,962,520 in 2005. The increase in net revenues in 2006 as compared to 2005 was simple. During the first quarter of 2005 the Company had not yet begun selling the LCD televisions and monitors. The products had been ordered, but had not yet arrived. With very little inventory to sell, sales were scarce.

Gross Margin. Gross margin was $1,651,088 or 14.3% in 2006, as compared to $1,611,207 or 40.7% in 2005. Comparing the gross margin between the quarters is impractical, as the sales were generated from different products. In 2005, the Company was still selling computer parts only, with a smattering of VOIP sales. Additionally, the gross margin in 2005 contains $1,089,172 of income derived from "Prior Year's Purchases Discounts and Allowances settled in 2005". The gross margin in 2006 represents a mix of sales of all of the Company's product lines, which is relevant for future periods.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $164,579 to $74,886 in 2006, as compared to $239,465 in 2005. The decrease is due to the large decrease in marketing funds given to customers. In 2005, with the only sales coming from the highly competitive computer peripherals department, many co-op programs were necessary to fuel sales. In 2006, with the more diverse product lines, the Company is not participating in the same types of programs.

General and Administrative Expenses. General and administrative expenses increased by $551,021 to $1,484,994 in 2006, as compared to $933,973 in 2005.
The increase is due to three factors: Increased attorney's fees dealing with the two lawsuits the Company is involved in, the costs of purchasing and testing the Company's new accounting software, and the SEC's requirement that the Company change to the fair value method of Accounting for Stock Based Compensation.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $50,000 in the three months ended March 31, 2006. The Company recorded a provision for doubtful accounts of $31,124 the three months ended March 31, 2005. The larger provision is due to the increased sales volume, increased receivables, and slightly greater average age of the receivables.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $25,815 in 2006, as compared to $8,749 in 2005. The increase is due to the telephone lines purchased in China in 2005 now being depreciated.

Income from Operations. The income from operations was $15,393 for the three months ended March 31, 2006, as compared to income from operations of $397,896 for the three months ended March 31, 2005. The income from operations in 2006 equalled approximately two percent of gross sales, which the company believes is in line with expectations. The 2005 results included several hundred thousand dollars of prior years purchases and discounts, which inflated the number as compared to sales. Additionally, the 2006 number contains a charge of approximately $135,000 to comply with the requirements of SFAS 123R, Share-Based Payment, that the Company change to the fair value method of Accounting for Stock Based Compensation. Without this charge against earnings, income from operations would have been approximately $150,000.


Miscellaneous Income. Miscellaneous income was $4,531 for the three months ended March 31, 2006. There was no miscellaneous income in the three months ended March 31, 2005.

Interest Income. Interest income was $3,247 for the three months ended March 31, 2006. There was no interest income in 2005.

Interest Expense. Interest expense was $72,387 for the three months ended March 31, 2006. Interest expense was $11,221 in 2005. The large increase is due to the Company beginning to factor receivables to improve cash flow in the middle of 2005, and the switch of financing institutions. The Company paid $40,000 to the old financier to pay off minimum requirements, and has now switched to another financier with better coverage of the receivables.

Provision for Income Taxes. There was no provision for income taxes in 2006 or in 2005.

Net Income (loss). Net loss was $274,135 for the three months ended March 31, 2006, as compared to net income of $386,675 for the three months ended March 31, 2005. The net loss included approximately $360,000 of non cash expenses to comply with the requirements of SFAS 123R, Share-Based Payment, that the Company change to the fair value method of Accounting for Stock Based Compensation. Of this amount, $224,919 represents cumulative effect of the change in accounting principle. Without this charge, net income would have been almost $90,000.


Financial Condition - March 31, 2006:

Liquidity and Capital Resources:


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

Operating Activities. The Company utilized cash of $643,744 in operating activities during the three months ended March 31, 2006, as compared to $1,271,674 in operating activities during the three months ended March 31, 2005.


At March 31, 2006, the Company had cash and cash equivalents of $54,411 as compared to $828,294 at December 31, 2005. During the final few days of the quarter, the Company was informed that two big shipments totaling approximately
$4,000,000 that were to be sent to customers were delayed. The customers needed to delay the receipt of the goods for business reasons. As a result, the Company was unable to sell the products before the end of the quarter, and unable to factor the invoices. This resulted in a severe cash shortage at quarter end.

The Company had working capital of $754,598 at March 31, 2006, as compared to working capital of $689,141 at December 31, 2005, resulting in current ratios of 1.04:1 and 1.04:1 at March 31, 2006 and December 31, 2005, respectively.

Accounts receivable decreased to $6,821,483 at March 31, 2006, as compared to $7,278,520 at December 31, 2005, a decrease of $457,037 or 6.3%. The Company's provision for doubtful accounts stood at $639,224 and $589,224 as of March 31, 2006 and December 31, 2005 respectively.

Inventories increased to $11,255,016 at March 31, 2005, as compared to $7,991,030 at December 31, 2005, an increase of $3,263,986 or 40.8%. During the final few days of the quarter, the Company was informed that two big shipments totaling approximately $4,000,000 that were to be sent to customers were delayed. The customers needed to delay the receipt of the goods for business reasons. As a result, the Company was unable to sell the product before the end of the quarter. The products were sold to customers during the second quarter.

Accounts payable increased to $16,930,908 at March 31, 2006, as compared to $13,977,579 at December 31, 2005, an increase of $2,953,329 or 21.1%, as a result of large inventory purchases during the quarter.

Accrued liabilities decreased to $347,509 at March 31, 2006, as compared to $1,287,108 at December 31, 2005, a decrease of $939,599. The large decrease is due to reductions in accruals for marketing expenses, RMA expenses and other accrued liabilities. The Company had large accruals over the year end, as the Company had very little experience selling the new products, and was unsure of the return or RMA rates. With the additional time that has passed and the additional experience, the Company is satisfied that the current accruals are sufficient.

Financing Activities. In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. As of March 31, 2006, $100,000 is owed to that individual.


Principal Commitments:

A summary of the Company's contractual cash obligations as of March 31, 2006 is as follows:

                                            Payments Due By Period
                                            ----------------------

Contractual                           Less than     Between      Between     After
Cash Obligations            Total       1 year     1-2 years    3-5 years   5 years
----------------------   ----------   ----------   ----------   ---------   --------
Operating leases         $  567,178   $  212,692   $  354,486   $    --     $   --



Short Term Loan             100,000      100,000         --          --         --
                         ----------   ----------   ----------   ---------   --------
Total contractual cash
  obligations            $  667,178   $  312,692   $  354,486   $    --     $   --
                         ==========   ==========   ==========   =========   ========

Off-Balance Sheet Arrangements:

At March 31, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At March 31, 2006, the Company did not have any material commitments for capital expenditures.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The cost will be based on the fair value of the equity or liability instruments issued and recognized over the respective vesting period of the stock option. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). SFAS 123(R) is effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005.

Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures. The Company adopted SFAS No. 123(R) effective January 1, 2006.The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $134,952 for the three months ended March 31, 2006, and the cumulative effect on prior years of changing to the fair value method of $224,919.

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

As the Company's debt obligations at March 31, 2006 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

ITEM 4.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures:

     In conjunction with the audit of the Company's financial statements for the years ended December 31, 2003 and 2004, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such dates, the Company's disclosure controls and procedures were not adequate. In addition, the Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented.

     The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including that the Company's system of internal control during 2003 and 2004 did not: (1) properly record accounts payable to vendors for purchases of inventory, (2) did not properly record adjustments to inventory per the general ledger to physical inventory balances, (3) did not properly record inventory adjustments to the lower of cost or market using the average inventory method, (4) did not periodically reconcile the Company's main bank account between August 2003 and December 2003, (5) did not have adequate controls over interim physical inventory procedures, and (6) did not generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling all relevant contemporaneous documentation for ongoing business transactions, and significant turnover in the Company's financial staff. In addition to the foregoing, a former employee withheld information from the auditor during the 2003 audit. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the fiscal period ended December 31, 2003.

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

>> The Company hired a new Accounting Manager, then replaced the Accounting Manager with a more qualified candidate. That employee recently left the Company to return overseas for a family emergency. The employee will not be returning to the Company, which means that as of March 31, 2006, the Company was operating without an Accounting Manager or Controller. While the Company searched for a replacement, the Company retained a financial consultant and former CPA to oversee the day to day management of the accounting department. The Company has recently added additional personnel to complete the day to day accounting tasks.

In light of the foregoing, management took the following actions to rectify the deficiencies as described above.

>> Management hired experts to assist with the financial reporting required, and to train Company employees to perform such tasks in the future.

>> Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, and the software has been paid for. The software is currently being tested and will be installed and operational during the second quarter of fiscal year 2006.


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

As of May 15, 2006, the Company has hired an Accounting Manager and additional finance personnel. The Chief Executive Officer and the Chief Financial Officer are satisfied that with the personnel in place, and with the additional efforts of the Financial Consultant/ CPA, that the books and records portray a completely accurate picture of the Company's financial position and that all transactions are being captured and reported as required. The Company believes that once the new software is installed and operational, and the new Accounting Manager is trained, all significant deficiencies will have been addressed and corrected.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

On April 14, 2005 a lawsuit was filed in Superior Court of the State of California, County of San Bernardino, entitled Afshin Pourvajdi v. SOYO Group, Inc., Nancy Chu and various Doe defendants. Case RCV 086992. The complaint alleges causes of action for: 1) Double damages for violation of labor code
Section 970; 2) Misrepresentation; 3) Intentional Infliction of Emotional Distress; 4) Breach of Contract. The prayer for relief in the Complaint seeks damages of no less than $200,000 on the first and second causes of action, plus an unspecified amount of punitive damages and an unspecified amount of general and punitive damages on the third cause of action and an unspecified amount of general and punitive damages on the fourth cause of action. Plaintiff also seeks to recover all costs and attorney fees. The case arises from a consultant who worked briefly for the Company in 2004 and whose contract was not renewed. The Company expects the case to be settled during the second quarter of 2006. The Company will update shareholders as to the status of the case as soon as a definitive outcome is reached.

There are no other legal proceedings that have been filed against the Company.

     None of the Company's directors, officers or affiliates, or owner of record of more than five percent (5%) of its securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A:  RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports on Form 8-K

Three Months Ended March 31, 2006:

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                           SOYO GROUP, INC.
                                                         --------------------
                                                             (Registrant)




DATE:  May 15, 2006                                   By: /s/ Ming Tung Chok
                                                         -----------------------
                                                         Ming Tung Chok
                                                         President and Chief
                                                         Executive Officer



DATE:  May 15, 2006                                   By: /s/ Nancy Chu
                                                         -----------------------
                                                         Nancy Chu
                                                         Chief Financial Officer



DATE:  May 15, 2006                                   By /s/ Paul F. Risberg
                                                      --------------------------
                                                      Name: Paul F. Risberg
                                                      Title: Director

DATE:  May 15, 2006                                   By /s/ Chung Chin Keung
                                                      --------------------------
                                                      Name: Chung Chin Keung
                                                      Title: Director

DATE:  May 15, 2006                                   By /s/ Zhi Yang Wu
                                                      --------------------------
                                                      Name: Zhi Yang Wu
                                                      Title: Director

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