Form 10-Q
period 2006-06-30
SOYO GROUP INC
filed 2006-08-14
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended June 30, 2006


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

     As of August 14, 2006, there were 48,987,511 shares Outstanding.

     Documents Incorporated by Reference: None

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - June 30, 2006 (Unaudited) and December 31, 2005

              Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2006 and 2005

              Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2006 and 2005

              Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2006 and 2005


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                        June 30,      December 31,
                                          2006            2005
                                      ------------    ------------
                                      (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents           $    757,911    $    828,294
  Accounts receivable, net of
    allowance for doubtful accounts
    of $256,203 and $589,224 at
    June 30, 2006 and December 31,
    2005, respectively                   7,667,217       7,278,520
  Inventories                            3,888,100       7,991,030
  Prepaid expenses                               0          20,984
                                      ------------    ------------
                                        12,313,228      16,118,828
                                      ------------    ------------

Property and equipment                     972,206         867,122
Less:  accumulated depreciation
  and amortization                        (167,870)       (115,480)
                                      ------------    ------------
                                           804,336         751,642
                                      ------------    ------------

Deposits                                   127,689          36,920
                                      ------------    ------------
                                      $ 13,245,253    $ 16,907,390
                                      ============    ============








                                   (continued)

                         SOYO Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                       June 30,      December 31,
                                         2006            2005
                                     ------------    ------------
                                     (Unaudited)

LIABILITIES

CURRENT
  Accounts payable -
                                       10,540,512      13,977,579
  Accrued liabilities                     266,876       1,287,108
  Advances from officer,
    director and major
    shareholder                                 0               0
  Note payable                            100,000         165,000
                                     ------------    ------------
                                       10,907,388      15,429,687
                                     ------------    ------------


NON-CURRENT
  Long-term payable - SOYO
    Computer, Inc.                           --              --
                                     ------------    ------------


SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
      3,000,940 shares of Class B
      Convertible Preferred Stock,
      (2,788,948 shares in 2005)
      $1.00 per share stated
      liquidation value
      ($2,500,000 aggregate
      liquidation value)                1,804,940       1,702,486
Preferred Stock Backup Withholding       (115,735)        (84,999)
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    48,987,511 shares
    (48,681,511 in 2005)                   48,988          48,682
  Additional paid-in capital           17,604,332      17,225,738
  Accumulated deficit                 (17,004,660)    (17,414,204)
                                     ------------    ------------
                                        2,337,865       1,477,703
                                     ------------    ------------
                                     $ 13,245,253    $ 16,907,390
                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)


                                       Three Months Ended June 30,
                                       ----------------------------
                                           2006            2005
                                       ------------    ------------

Net revenues                           $ 10,787,515    $  8,494,311
Cost of revenues                          8,480,762       7,739,439
Prior Year's Purchases Discounts                  0        (300,000)
                                       ------------    ------------
Gross margin                              2,306,753       1,054,872
                                       ------------    ------------

Costs and expenses:
  Sales and marketing                       322,127         124,029
  General and administrative              1,269,686         881,355
  Provision for doubtful accounts            53,184           3,390
  Depreciation and amortization              26,574           9,338
                                       ------------    ------------
    Total costs and expenses              1,671,571       1,018,112
                                       ------------    ------------
Income from operations                      635,182          36,760
                                       ------------    ------------

Other income (expense):
  Interest income                             3,360            --
  Interest expense                          (78,082)        (12,157)
Miscellaneous revenue                           754          77,516
                                       ------------    ------------
Other income (expense), net                 (73,968)         65,359
                                       ------------    ------------
Net income                             $    561,214    $    102,119
                                       ============    ============

Less: Dividends on Class B
         Convertible Preferred Stock        (52,598)        (42,458)
Net Income attributable to
         Common Shareholders           $    508,616    $     59,661

Net income per common share -
  Basic                                $       0.01    $       0.00
  Diluted                              $       0.01    $       0.00


Weighted average number of
  common shares outstanding -
  Basic                                  48,987,511      40,000,000
  Diluted                                59,365,449      46,666,667

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                         Six Months Ended June 30,
                                       ----------------------------
                                           2006            2005
                                       ------------    ------------

Net revenues                           $ 22,335,702    $ 12,456,830
Cost of revenues,                        18,377,861      11,179,925
Prior Year's Purchase Discounts and
 Allowances                                       0      (1,300,000)
                                       ------------    ------------
Gross margin                              3,957,841       2,576,905
                                       ------------    ------------

Costs and expenses:
  Sales and marketing                       397,013         363,494
  General and administrative              2,754,679       1,815,328
  Provision for doubtful accounts           103,184          34,513
  Depreciation and amortization              52,390          18,087
                                       ------------    ------------
    Total costs and expenses              3,307,266       2,231,422
                                       ------------    ------------
Income from operations                      650,575         345,483
                                       ------------    ------------

Other income (expense):
  Interest income                             6,607            --
  Interest expense                         (150,469)        (23,378)
  Miscellaneous revenue                       5,285         166,688
                                       ------------    ------------
Other income (expense), net                (138,577)        143,310
                                       ------------    ------------
Income before provision for
  income taxes                              511,998         488,793

Provision for income taxes                     --              --
                                       ------------    ------------
Net income                             $    511,998    $    488,793
                                       ============    ============


Less: Dividends on Class B
         Convertible Preferred Stock       (102,454)        (81,671)

Net Income attributable to
         Common Shareholders           $    409,544    $    407,122
Net income per common share -
  Basic                                $       0.01    $       0.01
  Diluted                              $       0.01    $       0.01


Weighted average number of
  common shares outstanding -
  Basic                                  48,987,511      44,408,200
  Diluted                                59,365,449      49,279,410


     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                       Six Months Ended June 30,
                                       --------------------------
                                           2006           2005
                                       -----------    -----------

OPERATING ACTIVITIES
  Net income                           $   511,998    $   488,793
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and
          amortization                      52,390         18,087
        Provision for doubtful
          accounts                         103,184         34,513
        Stock Based Compensation           271,560           --
        Non cash payments for
            Director's compensation         24,570           --
        Non cash payments for public
            Relations and promotion         82,770           --
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable           (491,881)    (3,239,016)
            Inventories                  4,102,930        896,489
            Prepaid expenses                20,984         21,479
                  Deposits                 (90,769)        15,840
          Increase (decrease) in:
            Accounts Payable- SOYO
                Computer Inc.                 --       (1,314,910)
            Accounts payable-other      (3,437,067)      (997,692)
            Accrued liabilities         (1,020,232)      (570,187)
                                       -----------    -----------
  Net cash provided by (used in)
    operating activities                   130,437     (4,646,604)
                                       -----------    -----------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                             (105,084)       (50,911)
  Proceeds from sale of equipment             --           56,662
                                       -----------    -----------
  Net cash provided by (used in)
    investing activities                  (105,084)         5,751
                                       -----------    -----------


                                   (continued)

                         SOYO Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                      Six Months Ended June 30,
                                      --------------------------
                                          2006           2005
                                      -----------    -----------

FINANCING ACTIVITIES
  Advances from officer,
    director and major
    shareholder                       $   (65,000)   $   (60,000)
  Payment of backup withholding tax
    on accreted dividends on
    preferred stock                       (30,736)          --
  Proceeds from issuance of
  Common Stock                               --        3,559,547
                                      -----------    -----------
  Net cash provided by (used in)
    financing activities                  (95,736)     3,499,547
                                      -----------    -----------

CASH AND CASH EQUIVALENTS
  Net decrease                            (70,383)    (1,141,306)
  At beginning of period                  828,294      1,288,351
                                      -----------    -----------
  At end of period                    $   757,911    $   147,045
                                      ===========    ===========


NON-CASH INVESTING AND
  FINANCING ACTIVITIES

  Accretion of dicount
    on preferred stock                    102,454    $    71,773











     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2006 and 2005


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

Interim Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The condensed consolidated balance sheet as of December 31, 2005 is derived from the Company's audited consolidated financial statements.

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

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

As of June 30, 2006, potentially dilutive securities consisted of 3,000,940 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of June 30, 2006, 9,377,938 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock, based on the closing price of $0.32 per common share at June 30, 2006.

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three or six months ended June 30, 2006 and 2005.

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

Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures. The Company adopted SFAS No. 123(R) effective January 1, 2006. The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $256,524 for the six months ended June 30, 2006.


For further information, refer to note 4, stock based compensation on page 14. On March 7, 2005, the Company registered its 2005 Stock Compensation Plan on Form S-8 with the Securities and Exchange Commission, registering on behalf of our employees, officers, directors and advisors up to 5,000,000 shares of our common stock purchasable by them pursuant to common stock options granted under our 2005 Stock Compensation Plan. The plan was approved by shareholder vote during a special meeting of shareholders on February 17, 2006. However, since Mr. Chok and Ms. Chu, husband and wife, are directors who own more than 50% of the company, shareholder approval is essentially a formality, hence the grant date of the stock options is July 22, 2005.

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $.75. One third of those options will vest and be available for purchase on July 22, 2006, one third on July 22, 2007, and one third on July 22, 2008. The grants will expire if unused on July 22, 2010.

As of June 30, 2006, 9 employees who had been granted stock options had left the Company, and grants totaling 462,000 options were returned to the Company. As of June 30, 2006, the Company has not issued any option grants to employees other than the 2,889,000 option grants issued on July 22, 2005.


2.   Short Term Loan

In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. As of June 30, 2006, $65,000 of the loan had been repaid, and $100,000 is still outstanding.


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

4.   Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123") Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight line amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a five-year vesting period.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the period ended June 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

The proforma disclosure as required by SFAS 148 is not necessary because the stock options were granted in July 2005. Therefore, there would have been no stock-based compensation recorded for the period ended June 30, 2005 using either the intrinsic value or fair value based method.


5.   Significant Concentrations

a.   Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                 Three Months Ended June 30,     Six Months Ended June 30,
                 ---------------------------    ---------------------------
                     2006           2005            2006           2005
                 ------------   ------------    ------------   ------------
Revenues
  Distributors   $  9,273,290   $  6,600,654    $ 16,848,648   $  9,121,834
  Retailers           963,656      2,146,678       4,546,697      3,588,017
  Others              550,569       (253,021)        940,357       (253,021)
                 ------------   ------------    ------------   ------------
                 $ 10,787,515   $  8,494,311    $ 22,335,702   $ 12,456,830
                 ============   ============    ============   ============

During the three months ended June 30, 2006 and 2005, the Company offered price protection to certain customers under specific programs aggregating $25,078 and $7,142, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended June 30, 2006, the Company had two customers that accounted for revenues of $1,141,120 and $2,205,201, equivalent to 10.6% and 20.4% of net revenues, respectively. The two customers were D & H Distributing, Inc., and SED International, Inc. Both companies are distributors who sell the Company's products to retailers in the United States.

b.   Geographic Segments

Financial information by geographic segments is summarized as follows:

                    Three Months Ended June 30,    Six Months Ended June 30,
                    ---------------------------   ---------------------------
                        2006            2005          2006            2005
                    -----------     -----------   -----------     -----------

Revenues
  United States     $ 8,019,132     $ 3,521,249   $17,323,011     $ 5,032,339
  Canada                790,316         212,310     1,511,007         262,052
  Central and
  South America       1,975,627         247,929     3,364,911         528,552
  Other locations         2,440       4,512,823       136,773       6,633,887
                    -----------     -----------   -----------     -----------
                    $10,787,515     $ 8,494,311   $22,335,702     $12,456,830
                    ===========     ===========   ===========     ===========


c. On June 30, 2006, the Company began calculating net revenue by product line for financial reporting purposes. 2006 sales by product line are as follows:

                   Three Months Ended June 30,     Six Months Ended June 30,
                   ---------------------------    ---------------------------
                   2006             2005          2006            2005
                   -----------      -----------   -----------     -----------
Revenues
  Consumer
   Electronics     $10,237,351      NOT           $21,442,272     NOT
  Computer
   Products            496,226      AVAILABLE         747,737     AVAILABLE
  VOIP                  53,938                        145,693
                   -----------                    -----------
                   $10,787,515                    $22,335,702
                   ===========                    ===========

d.   Suppliers

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Effective October 24, 2002, Vermont Witch Hazel Company, Inc., a Nevada corporation ("VWHC"), acquired SOYO, Inc., a Nevada corporation ("SOYO Nevada"), from SOYO Computer, Inc., a Taiwan corporation ("SOYO Taiwan), in exchange for the issuance of 1,000,000 shares of convertible preferred stock and 28,182,750 shares of common stock, and changed its name to SOYO Group, Inc. ("SOYO"). The 1,000,000 shares of preferred stock were issued to SOYO Taiwan and the 28,182,750 shares of common stock were issued to certain members of SOYO Nevada management. During October 2002, certain members of the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of VWHC common stock. Accordingly, SOYO Taiwan and SOYO Nevada management currently own 34,209,548 shares of the Company's common stock outstanding.

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

In 2004, the Company decided to make a significant change in the core offerings for sale. The emphasis switched from motherboards and hardware to peripherals, leading to a more diverse product offering. Also in 2004, the Company introduced its VoIP products. In 2005, SOYO Group, Inc. entered the LCD display market with the introduction of 17- and 19-inch LCD monitors, and 32 and 37 inch LCD televisions. Both products were introduced in the second quarter of 2005. Currently, the Company sells products under three different product lines: 1) Computer Components and Peripherals 2) Consumer Electronics and 3) Communications Equipment and Services. The products are sold to distributors and retailers primarily in North, Central and South America.



Financial Outlook:


As of June 30, 2006, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than a company that advances funds to the Company against receivables, advances from an officer, director and major shareholder and loans from a private lender.

Since October 24, 2002, the date that SOYO Nevada became a wholly-owned subsidiary of VWHC, SOYO has attempted to implement various measures designed to improve its operating results, cash flows and financial position, including the following:

- The Company has changed its product mix substantially in the past two years, and has changed its sales plan to focus on higher margin products.

- The Company has expanded the number and credit quality of its customer accounts.

- The Company is negotiating with additional suppliers, but the ability to buy goods from those suppliers is reliant on cash flows.

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

Vendor Programs:

Firm agreements with vendors for price protection, product rebates, marketing and training, product returns and promotion programs are generally recorded as adjustments to product costs, revenue or sales and marketing expenses according to the nature of the program. The Company records estimated reductions to revenues for incentive offerings and promotions. Depending on market conditions, the Company may implement actions to increase customer incentive offerings, which may result in an incremental reduction of revenue at the time the incentive is offered. The Company records the corresponding effect in cost or expense at the time it has a firm agreement with a vendor.


Accounts Receivable:

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company records estimated reductions to revenue for incentive offerings and promotions. Depending on market conditions, the Company may implement actions to increase customer incentive offerings, which may result in an incremental reduction of revenue at the time the incentive is offered. The Company records the corresponding effect on receivable and revenue when the Company offers the incentive to customers. All accruals estimating sales incentives, warranties, rebates and returns are based on historical experience and the Company management's collective experience in anticipating customers actions. These amounts are reviewed and updated each month when financial statements are generated.

Complicating these estimates is the Company's different return policies. The Company does not accept returns from customers for refunds, but does repair merchandise as needed. The cost of the shipping and repairs may be borne by the customer or the Company, depending on the amount of time that has passed since the sale and the product warranty.

The Company has different return policies with different customers. While the Company does not participate in "guaranteed sales" programs, the Company has begun to sell products to several national retail chains. Some of these chains have standard contracts which require the Company to accept returns for credit within standard return periods, usually sixty days. While these return policies are more generous than the Company usually offers, management has made the decision to accept the policies and sell the products to these national chains for both the business volume and exposure such sales generate. These sales have been taking place since late 2005, and returns have consistently been below management's expectations. Therefore, no adjustments to the financial statements have been necessary.

Each month, management reviews the accounts receivable aging report and adjusts the allowance for bad debts based on that review. The adjustment is made based on historical experience and management's evaluation of the collectibility of outstanding accounts receivable over 90 days. At all times, the allowance for bad debts is large enough to cover all receivables that management is not certain it will collect, plus another one percent of the net accounts receivable. At June 30, 2006, the allowance was $256,203. Since the net A/R balance was approximately $7.7 million, the amount the Company considered uncollectible was under $180,000.


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

Prior Year's Purchases and Discounts:

The company negotiated with its suppliers for discounts and allowances related to purchases made in 2004. The company and its suppliers settled their differences in 2005. The company accounted in 2005 for the settlement as a gain contingency, in accordance with FAS 5, Accounting for Contingencies.

The company also accounted in 2005 for its settlement with suppliers of discounts and allowances as a reduction of cost of goods sold because purchase discounts and allowances are of a "character typical of the customary business activities of the entity" in accordance with APB 9, as amended by APB 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

Results of Operations:

Three Months Ended June 30, 2006 and 2005:

Net Revenues. Net revenues increased by $2,293,204 or 27.0%, to $10,787,515 in the three months ended June 30, 2006, as compared to $8,494,311 in 2005. The increase in the net revenues was due to the company's shift in product focus from our traditional motherboard business to a more diverse product base that includes Broadband VoIP, Computer Peripherals and Consumer Electronics. The Company began to sell the LCD products during the second quarter of 2005, and in the past year has greatly expanded its distribution channel. The Company continues to sell products to new customers. Customers who bought products from the Company in the three months ended June 30, 2006 that had not previously purchased our products included The Home Depot, Target, Walmart.com, Sam's Club Canada, and RTO Distribution Inc., a large lessor of electronic products in Canada.

Gross Margin. Gross margin was $2,306,753 or 21.4% in 2006, as compared to $1,054,872 or 12.4% in 2005. The increase in the gross margin as a percentage of sales can be attributed entirely to the new product lines, and a couple of deals that were completed with extremely high gross margins. The Company believes that gross margins will stabilize around 16% in the future.

Sales and Marketing Expenses. Selling and marketing expenses increased by $198,098 to $322,127 in 2006, as compared to $124,029 in 2005. The increase is entirely due to the Company beginning to utilize outside sales reps. The commissions to the outside sales reps were the entire difference in sales and marketing expenses between the two quarters. The Company has been successful breaking into new markets and signing new customers because of the outside reps.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased by $388,331 to  $1,269,686  in 2006,  as compared to $881,355 in 2005.
The increase can be explained by two factors.

On April 14, 2005 a lawsuit was filed in Superior Court of the State of California, County of San Bernardino, entitled Afshin Pourvajdi v. SOYO Group, Inc., Nancy Chu and various Doe defendants. Case RCV 086992. The complaint alleged causes of action for: 1) Double damages for violation of labor code
Section 970; 2) Misrepresentation; 3) Intentional Infliction of Emotional Distress; 4) Breach of Contract. The prayer for relief in the Complaint sought damages of no less than $200,000 on the first and second causes of action, plus an unspecified amount of punitive damages and an unspecified amount of general and punitive damages on the third cause of action and an unspecified amount of general and punitive damages on the fourth cause of action. Plaintiff also sought to recover all costs and attorney fees. The case arose from a consultant who worked for the Company in 2004 and whose contract was not renewed. During the second quarter, the Company settled the case for $70,000, which it believed to be less than the cost of the upcoming trial. As a result, the entire settlement amount was accrued and expensed during the quarter, and the legal fees spent preparing for the case have been paid and expensed during the quarter as well.

The second factor in the increased G&A costs was the Company's mandatory implementation of SFAS No. 123(R). In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The cost will be based on the fair value of the equity or liability instruments issued and recognized over the respective vesting period of the stock option. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). SFAS 123(R) was effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005.

The Company adopted SFAS No. 123(R) effective January 1, 2006. The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $121,573 for the three months ended June 30, 2006.

Taken together, the lawsuit and the adoption of SFAS 123 accounted for approximately $192,000 of expenses that were not incurred in the three months ended June 30, 2005.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $53,184 in the three months ended June 30, 2006. The Company recorded a provision for doubtful accounts of $3,390 for the three months ended June 30, 2005. As of June 30, 2006, the Company believes its provision for doubtful accounts is adequate.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $26,574 for the three months ended June 30, 2006, as compared to $9,338 in 2005. The increase is a result of the use of leasehold improvements provided by the landlord after the move from Fremont to Ontario, CA, and depreciable assets purchased in December 2005 in China for the VoIP business.

Income from Operations. The income from operations was $635,182 for the three months ended June 30, 2006, as compared to $36,760 for the three months ended June 30, 2005. This is a result of the improved sales volume and operating margins described above.

Miscellaneous Income. Miscellaneous income was $754 for the three months ended June 30, 2006. Miscellaneous income was $77,516 in the three months ended June 30, 2005.

Interest Income. Interest income was $3,360 for the three months ended June 30, 2006. There was no interest income in 2005.

Interest Expense. Interest expense was $78,082 for the three months ended June 30, 2006. Interest expense was $12,157 for the three months ended June 30, 2005. The increase was due to several factors. The Company has been aggressively borrowing funds on a short term basis as needed to support its growth. The Company is factoring all receivables to improve cash flow and has needed to provide Letters of Credit on different occasions to guarantee payment for goods. Both of these programs are extremely expensive, but were necessary to guarantee the uninterrupted flow of goods from our suppliers overseas. The lack of an open and ongoing credit facility has been the Company's biggest problem in managing growth. The establishment of such a facility is the Company's primary goal for 2006.

Provision for Income Taxes. There was no provision for income taxes in 2006 or in 2005.

Net Income. Net income was $561,214 for the three months ended June 30, 2006, as compared to $102,119 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 and 2005:

Net Revenues. Net revenues increased by $9,878,872 or 79.3%, to $22,335,702 in 2006, as compared to $12,456,830 in 2005. The large increase in the net revenues was due to the company's 2005 shift in product focus from our traditional motherboard business to a more diverse product base that includes Broadband VoIP, Computer Peripherals and Consumer Electronics. During the second quarter of 2005, the consumer electronics products were first received from suppliers and available for sale. Although the products sold well from the first day, the products were new, there was no publicity, and the products had not yet been tested or written up by different publications. Now, a year later, all those steps have been taken, and the sales force has had a year to build the customer base. Sales during the quarter were made to over a dozen new customers, including The Home Depot, Target, Walmart.com, Sam's Club Canada, and RTO Distribution Inc., a large lessor of electronic products in Canada. The Company expects sales to continue to increase at a comparable rate through the end of the year, subject to supply interruptions.

Gross Margin. Gross margin was $3,957,841 or 17.7% for the six months ended in 2005, as compared to $2,576,905 or 20.7% in 2005. The decrease in the gross margin is distorted, as the 2005 number is a result of the settlement of a dispute with a vendor, resulting in large returns during the period that affected the gross margin. The Company believes that as the LCD market becomes more mature, gross margin is likely to stabilize in the 15-16% range.


Sales and Marketing Expenses. Selling and marketing expenses increased by $33,519 to $397,013 in 2006, as compared to $363,494 in 2005. The increase is due to outside sales reps that the Company has been using to develop the new customer base. This increase is offset by reduced travel and promotional expenses. It has been a full year that has passed since the Company introduced the new product line. A lot of start up expenses, travel and promotions that occurred for the product launch last year were not repeated in 2006.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased by $939,351 to  $2,754,679 in 2006, as compared to $1,815,328 in 2005.
The increase is primarily due to three factors.

First, the cost of the annual audit increased by approximately $75,000 over the prior year. The increase was primarily due to the Company's untimely loss of accounting personnel as described in Item 9A of report 10K dated December 31, 2005. The Company believes the problem has been solved, and expects that the cost of future audits will be in line with prior years.

Second, on April 14, 2005 a lawsuit was filed in Superior Court of the State of California, County of San Bernardino, entitled Afshin Pourvajdi v. SOYO Group, Inc., Nancy Chu and various Doe defendants. Case RCV 086992. The complaint alleged causes of action for: 1) Double damages for violation of labor code
Section 970; 2) Misrepresentation; 3) Intentional Infliction of Emotional Distress; 4) Breach of Contract. The prayer for relief in the Complaint sought damages of no less than $200,000 on the first and second causes of action, plus an unspecified amount of punitive damages and an unspecified amount of general and punitive damages on the third cause of action and an unspecified amount of general and punitive damages on the fourth cause of action. Plaintiff also sought to recover all costs and attorney fees. The case arose from a consultant who worked for the Company in 2004 and whose contract was not renewed. During the second quarter, the Company settled the case for $70,000, which it believed to be less than the cost of the upcoming trial. As a result, the entire settlement amount was accrued and expensed during the quarter, and the legal fees spent preparing for the case have been paid and expensed during the period as well.

The biggest factor in the increased G&A costs was the Company's mandatory implementation of SFAS No. 123(R). In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The cost will be based on the fair value of the equity or liability instruments issued and recognized over the respective vesting period of the stock option. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). SFAS 123(R) was effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005.

The Company adopted SFAS No. 123(R) effective January 1, 2006. The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $134,952 for the three months ended March 31, 2006 and $121,573 for the three months ended June 30, 2006. The complete effect of the adoption was a non cash charge against earnings of approximately $257,000 over the six month period.


Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $103,184 for the six months ended June 30, 2006. The Company recorded a provision for doubtful accounts of $34,513 for the six months ended June 30, 2005.The increase in the provision is directly attributable to the large sales increase, and the Company's conservative approach. The Company believes that the provision for doubtful accounts is sufficient as of June 30, 2006.


Depreciation and Amortization. Depreciation and amortization of property and equipment was $52,390 for the six months ended June 30, 2006, as compared to $18,087 in 2005. The increase is a result of the use of leasehold improvements provided by the landlord after the move from Fremont to Ontario, CA, and the purchase of depreciable equipment in December 2005 in China for the VoIP business.

Income from Operations. The income from operations was $650,575 for the six months ended June, 2006, as compared to income from operations of $345,483 for the six months ended June 30, 2005. This is a direct result of the increased sales volumes and strong margins.

Miscellaneous Income. Miscellaneous income was $5,285 for the six months ended June 30, 2006, as opposed to $166,688 for the six months ended June 30, 2005.

Interest Income. Interest income was $6,607 for the six months ended June 30, 2006. There was no interest income in 2005.

Interest Expense. Interest expense was $150,469 for the six months ended June 30, 2006. Interest expense was $23,378 for the six months ended June 30, 2005. The increase was due to several factors. The Company has been aggressively borrowing funds on a short term basis as needed to support its growth. The Company is factoring all receivables to improve cash flow and has needed to provide Letters of Credit on different occasions to guarantee payment for goods. Both of these programs were necessary to guarantee the uninterrupted flow of goods from our suppliers overseas. The sale of all invoices is done with recourse, which means that if the factor is not paid, they can charge back the Company for the unpaid invoice plus interest. The lack of an open and ongoing credit facility to enhance and manage growth has been the Company's biggest challenge. The establishment of such a facility is the Company's primary goal for 2006.

Provision for Income Taxes. There was no provision for income taxes in 2006 or in 2005.

Net Income. Net income was $511,998 for the six months ended June 30, 2006, as compared to $488,793 for the six months ended June 30, 2005. The 2006 numbers include the charges for the adoption of SFAS 123R. Looking at the numbers on a comparable basis, the 2006 numbers are significantly better, which is a result of strong sales volume and strong operating margins.

Financial Condition - June 30, 2006:

Liquidity and Capital Resources:
As of June 30, 2006, the Company is reliant upon the cash flows from its operations. The Company does not have any external sources of liquidity, other than advances from an officer, director and major shareholder and loans from a private lender.

Operating Activities. The Company generated cash of $130,437 in operating activities during the six months ended June 30, 2006, as compared to utilizing cash of $4,646,604 in operating activities during the six months ended June 30, 2005.

At June 30, 2006, the Company had cash and cash equivalents of $757,911, as compared to $828,294 at December 31, 2005.

The Company had working capital of $1,405,840 at June 30, 2006, as compared to working capital of $689,141 at December 31, 2005, resulting in current ratios of 1.13:1 and 1.04:1 at June 30, 2006 and December 31, 2005, respectively.

Accounts receivable increased to $7,667,217 at June 30, 2006, as compared to $7,278,520 at December 31, 2005, an increase of $388,697. The Company's provision for doubtful accounts stood at $256,203 as of June 30, 2006, as compared to $589,224 at December 31, 2005.

Inventories decreased to $3,888,100 at June 30, 2006, as compared to $7,991,030 at December 31, 2005, a decrease of $4,102,930 or 51%. The Company expects inventory levels to remain low until new products are offered for sale and the Company obtains outside financing. Currently, the Company does not have the liquidity to purchase large quantities of inventory.

Accounts payable decreased to $10,540,512 at June 30, 2006, as compared to $13,977,579 at December 31, 2005, a decrease of $3,437,067, as a direct result of reduced inventory purchases. The decrease in payables is comparable to the decrease in inventory levels as older purchases were paid for and newer purchase volumes declined.

Accrued liabilities decreased to $266,876 at June 30, 2006, as compared to $1,287,108 at December 31, 2005, a decrease of $1,020,232 or 79.3%. The main reason for the decrease is reduced accruals for RMA expenses. Now that the Company has been selling the LCD products for a full year, the Company has a track record at estimating returns and repairs. The Company believes its current accruals are sufficient to handle all expected returns and reserves.

Financing Activities. In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. As of June 30, 2006, $100,000 is owed to that individual.

Principal Commitments:

A summary of the Company's contractual cash obligations as of June 30, 2006 is as follows:


                                        Payments Due By Period
                                        ----------------------

Contractual                          Less than   Between    Between    After
Cash Obligations         Total       1 year      1-2 years  3-5 years  5 years
                         ----------  ----------  ---------  ---------  --------

Operating leases         $  514,005  $  212,692  $ 301,313       --    $   --
Note payable                100,000     100,000       --         --        --
Purchase Commitments        837,570     837,570       --         --        --
Total contractual cash
  obligations            $1,451,575  $1,150,262  $ 301,313  $    --    $   --
                         ----------  ----------  ---------  ---------  --------

Purchase Commitments:

At June 30, 2006 the company had purchased inventory that had not yet arrived in the warehouse costing $837,570. The company had no other long term or short term purchase commitments.

Off-Balance Sheet Arrangements:

At June 30, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At June 30, 2006, the Company did not have any material commitments for capital expenditures.

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

Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures. The Company adopted SFAS No. 123(R) effective January 1, 2006.The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $256,524 for the six months ended June 30, 2006.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures
-----------------------------------------------

Based on a current evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were not effective as of June 30, 2006 and did not ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, that as of such date, the Company's disclosure controls and procedures were not adequate. In addition, the Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented.

The Company's  Chief Executive  Officer and Chief  Financial  Officer arrived at this conclusion based on a number of factors, including the fact that the Company's system of internal control requires considerable manual intervention to do the following: (1) to properly record accounts payable to vendors for purchases of inventory, (2) to properly record adjustments to inventory per the general ledger to physical inventory balances, (3) to properly record inventory adjustments to the lower of cost or market using the average inventory method,
(4)to have adequate controls over interim physical inventory procedures, and 5) to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling relevant contemporaneous documentation for ongoing business transactions, and significant turnover in the Company's financial staff. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the period ended June 30, 2006.

A significant deficiency should be classified as a material weakness if, by itself or in combination with other control deficiencies, it results in more than a remote likelihood that a material misstatement in the company's annual or interim financial statements will not be prevented or detected.

To address these significant deficiencies and material weaknesses, the Company took the following corrective actions:

     >> The Company hired a new Accounting Manager, then replaced the Accounting Manager with a more qualified candidate. That employee recently left the Company to return overseas for a family emergency. The employee will not be returning to the Company, which means that as of March 31, 2006, the Company is operating without an Accounting Manager or Controller. While the Company is searching for a replacement, the Company has retained a financial consultant and former CPA to oversee the day to day management of the accounting department. The Company has recently added additional personnel to complete the day to day accounting tasks. The Company hired a qualified accounting manager but resigned around August 2006. The Company needs and is seeking to immediately hire an Accounting Manager and additional personnel to focus on financial accounting and reporting issues.

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


Changes in Internal Control over Financial Reporting
----------------------------------------------------
We made changes during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected , or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the foregoing, in 2006, management took the following actions to rectify the significant deficiencies and material weaknesses as described above.

     >> Management hired experts to assist with the financial reporting required, and to train Company employees to perform such tasks in the future.

     >> Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, and the software has been paid for. The software will be installed and operational during the fourth quarter of 2006.


In conjunction with the audit review of the Company's financial statements for the quarter ended June 30, 2006, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the corrective actions listed above. The officers believed that such corrective actions minimize the risk of material misstatement, but the corrective actions continued to have significant deficiencies.

As of June 30, 2006, the Company is working quickly to hire an Accounting Manager and additional finance personnel. The Chief Executive Officer and the Chief Financial Officer are satisfied that with the personnel in place, and with the additional efforts of the Financial Consultant/ CPA, that the books and records portray a completely accurate picture of the Company's financial position and that all transactions are being captured and reported as required. The Company believes that once the new software is installed and operational, and the new Accounting Manager is hired, all significant deficiencies will have been addressed and corrected.


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

On April 14, 2005 a lawsuit was filed in Superior Court of the State of California, County of San Bernardino, entitled Afshin Pourvajdi v. SOYO Group, Inc., Nancy Chu and various Doe defendants. Case RCV 086992. The complaint alleged causes of action for: 1) Double damages for violation of labor code
Section 970; 2) Misrepresentation; 3) Intentional Infliction of Emotional Distress; 4) Breach of Contract. The prayer for relief in the Complaint sought damages of no less than $200,000 on the first and second causes of action, plus an unspecified amount of punitive damages and an unspecified amount of general and punitive damages on the third cause of action and an unspecified amount of general and punitive damages on the fourth cause of action. Plaintiff also sought to recover all costs and attorney fees. The case arose from a consultant who worked for the Company in 2004 and whose contract was not renewed. The Company settled the case during the second quarter of 2006 for $70,000. Although the Company believes that it committed no wrongdoing, the cost of trying the case and retaining expert witnesses would have exceeded the cost of the settlement. The Company made a business decision to end the litigation with no possible further costs.

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




                                                             SOYO GROUP, INC.
                                                         -----------------------
                                                               (Registrant)




DATE:  August 14, 2006                                By: /s/ Ming Tung Chok
                                                         -----------------------
                                                         Ming Tung Chok
                                                         President and Chief
                                                         Executive Officer


DATE:  August 14, 2006                                By: /s/ Nancy Chu
                                                         -----------------------
                                                         Nancy Chu
                                                         Chief Financial Officer


DATE:  August 14, 2006                                By: /s/ Paul F. Risberg
                                                         -----------------------
                                                         Name: Paul F. Risberg
                                                         Title: Director


DATE:  August 14, 2006                                By: /s/ Chung Chin Keung
                                                         -----------------------
                                                         Name: Chung Chin Keung
                                                         Title: Director


DATE:  August 14, 2006                                By: /s/ Zhi Yang Wu
                                                         -----------------------
                                                         Name: Zhi Yang Wu
                                                         Title: Director

                               INDEX TO EXHIBITS



Exhibit
Number         Description of Document
------         -----------------------


31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Ming Tung Chok

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Nancy Chu

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ming Tung Chok

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Nancy Chu