Form 10-Q
period 2006-09-30
SOYO GROUP INC
filed 2006-11-14
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended September 30, 2006


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

     As of November 14, 2006, there were 49,025,511 shares Outstanding.

     Documents Incorporated by Reference: None

                         SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets - September 30, 2006 (Unaudited) and December 31, 2005

             Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2006 and 2005

             Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2006 and 2005

             Notes to Condensed Consolidated Financial Statements
             (Unaudited) - Three Months and Nine Months Ended September 30, 2006 and 2005


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Item 4. Controls and Procedures


PART II.  OTHER INFORMATION
     Item 1. Legal Proceedings

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                          September 30,    December 31,
                                               2006             2005
                                          -------------    -------------
                                           (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents               $   1,355,869    $     828,294
  Accounts receivable, net of
    allowance for doubtful accounts
    of $256,203 and $589,224 at
    September 30, 2006 and December 31,
    2005, respectively                        7,003,019        7,278,520
  Inventories                                 5,151,859        7,991,030
  Prepaid expenses                                    0           20,984
                                          -------------    -------------
                                             13,510,747       16,118,828
                                          -------------    -------------

Property and equipment                          976,570          867,122
Less:  accumulated depreciation
  and amortization                             (194,976)        (115,480)
                                          -------------    -------------
                                                781,594          751,642
                                          -------------    -------------

Deposits                                        414,726           36,920
                                          -------------    -------------
                                          $  14,707,067    $  16,907,390
                                          =============    =============









                                   (continued)

                         SOYO Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)


                                     September 30,    December 31,
                                          2006             2005
                                     -------------    -------------
(Unaudited)

LIABILITIES

CURRENT
  Accounts payable                      11,544,635       13,977,579
  Accrued liabilities                      282,182        1,287,108
  Note payable                             100,000          165,000
                                     -------------    -------------
                                        11,926,817       15,429,687
                                     -------------    -------------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
      3,000,940 shares of Class B
      Convertible Preferred Stock,
      (2,788,948 shares in 2005)
      $1.00 per share stated
      liquidation value
      ($2,500,000 aggregate
      liquidation value)                 1,860,431        1,702,486
Preferred Stock Backup Withholding        (132,383)         (84,999)
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    49,025,511 shares,
   (48,681,511 in 2005)                     49,026           48,682
  Additional paid-in capital            17,743,758       17,225,738
  Accumulated deficit                  (16,740,582)     (17,414,204)
                                     -------------    -------------
                                         2,780,520        1,477,703
                                     -------------    -------------
                                     $  14,707,067    $  16,907,390
                                     =============    =============




     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                       Three Months Ended September 30,
                                       --------------------------------
                                            2006              2005
                                       --------------    --------------

Net revenues                           $   10,005,084    $    9,233,430
Cost of revenues                            7,771,723         9,026,659
                                       --------------    --------------
Gross margin                                2,233,361           206,771
                                       --------------    --------------

Costs and expenses:
  Sales and marketing                         231,272           256,259
  General and administrative                1,427,441           886,500
  Provision for doubtful accounts              20,635                 0
  Depreciation and amortization                27,107             8,653
                                       --------------    --------------
    Total costs and expenses                1,706,455         1,151,412
                                       --------------    --------------
Income (loss) from operations                 526,906          (944,641)
                                       --------------    --------------

Other income (expense):
  Interest income                                   0             1,202
  Interest expense                           (200,939)          (36,353)
Miscellaneous revenue                          (6,399)          600,000
State Tax Refund                                    0            17,600
                                       --------------    --------------
Other income (expense), net                  (207,338)          582,449
                                       --------------    --------------

Income before provision for
  Income taxes                                319,568          (362,192)

Provision for income taxes                       --                --
                                       --------------    --------------

Net income (loss)                      $      319,568    $     (362,192)
                                       ==============    ==============

Less: Dividends on Class B
         Convertible Preferred Stock          (55,491)          (42,935)
Net Income attributable to
         Common Shareholders           $      264,077    $     (405,127)

Net income per common share -
  Basic                                $         0.01      $      (0.01)
  Diluted                              $         0.01      $      (0.01)


Weighted average number of
  common shares outstanding -
  Basic                                    49,006,511        47,461,999
  Diluted                                  58,591,295        47,461,999

     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                       Nine Months Ended September 30,
                                       -------------------------------
                                            2006              2005
                                       -------------     -------------

Net revenues                           $  32,340,785     $  21,690,260
Cost of revenues                          26,149,583        20,206,584
                                       -------------     -------------
Gross margin                               6,191,202         1,483,676
                                       -------------     -------------

Costs and expenses:
  Sales and marketing                        628,286           619,753
  General and administrative               4,182,118         2,701,828
  Provision for doubtful accounts            123,819            34,513
  Depreciation and amortization               79,496            26,740
                                       -------------     -------------
    Total costs and expenses               5,013,719         3,382,834
                                       -------------     -------------
Income from operations                     1,177,483        (1,899,158)
                                       -------------     -------------

Other income (expense):
  Interest income                              6,607             1,202
  Interest expense                          (351,408)          (59,731)
  Miscellaneous revenue                       (1,115)        2,066,688
  State Tax Refund                              --              17,600
                                       -------------     -------------
Other income (expense), net                 (345,916)        2,025,759
                                       -------------     -------------
Income before provision for
  income taxes                               831,567           126,601

Provision for income taxes                      --                --
                                       -------------     -------------
Net income                             $     831,567     $     126,601
                                       =============     =============


Less: Dividends on Class B
         Convertible Preferred Stock        (157,945)         (119,648)

Net Income attributable to
         Common Shareholders           $     673,622     $       6,953
Net income per common share -
  Basic                                $        0.01     $        0.00
  Diluted                              $        0.01     $        0.00


Weighted average number of
  common shares outstanding -
  Basic                                   49,006,511        47,461,999
  Diluted                                 58,591,295        51,785,230

     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                       Nine Months Ended September 30,
                                       -------------------------------
                                            2006              2005
                                       -------------     -------------


OPERATING ACTIVITIES
  Net income                           $     831,567     $     126,601
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and
          amortization                        79,496            26,740
        Provision for doubtful
          accounts                           123,819          (623,092)
        Stock Based Compensation             398,484              --
        Non cash payments for
            Director's compensation           37,110              --
        Non cash payments for public
            Relations and promotion           82,770              --
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable              151,682        (3,126,009)
            Inventories                    2,839,171          (503,567)
            Prepaid expenses                  20,984             5,958
                  Deposits                  (377,806)            1,670
          Increase (decrease) in:
            Accounts Payable- SOYO
                Computer Inc.                   --          (1,314,910)
            Accounts payable-other        (2,432,944)        1,324,672
            Accrued liabilities           (1,004,926)         (323,402)
            Income taxes payable                --                --
                                       -------------     -------------
  Net cash provided by (used in)
      Operating activities                   749,407        (4,405,339)
                                       -------------     -------------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                               (109,448)           35,935
  Proceeds from sale of equipment               --
                                       -------------     -------------
  Net cash provided by (used in)
    Investing activities                    (109,448)           35,935
                                       -------------     -------------


                                  (continued)

                         SOYO Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                      Nine Months Ended September 30,
                                      -------------------------------
                                           2006              2005
                                      -------------     -------------

FINANCING ACTIVITIES
Advances from officer,
   director and major
   shareholder                                 --       $    (215,000)
Proceeds from issuance of
   Note payable                                --             200,000
Payment of note payable                     (65,000)             --
  Payment of backup withholding tax
    on accreted dividends on
    preferred stock                         (47,384)             --
  Proceeds from issuance of
  Common Stock                                 --           3,559,246
                                      -------------     -------------
  Net cash provided by (used in)
    Financing activities                   (112,384)        3,544,246
                                      -------------     -------------

CASH AND CASH EQUIVALENTS
  Net decrease                              527,575          (825,158)
  At beginning of period                    828,294         1,288,351
                                      -------------     -------------
  At end of period                    $   1,355,869     $     463,193
                                      =============     =============





NON-CASH INVESTING AND
  FINANCING ACTIVITIES

 Conversion of Business Loan of
$913,750 and accrued interest of
$51,552 to common stock               $        --       $     965,302

Conversion of accounts payable
Of $554,871 to common stock                    --             554,871


Accretion of discount
    on preferred stock                $     157,945     $     119,648


     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2006 and 2005


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

Interim Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the

Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The condensed consolidated balance sheet as of December 31, 2005 is derived from the Company's audited consolidated financial statements.

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006. The largest part of the Company's business, the importing and resale of consumer electronic products, is a seasonal business. The busiest time of the year is the holiday season, which occurs at the end of the year. Accordingly, sales for the year should improve as the year passes, culminating in strongest sales in the fourth quarter.

Business - The Company sells products under three different product lines: 1) Computer Components and Peripherals 2) Consumer Electronics and 3) Communications Equipment and Services. The products are sold to distributors and retailers primarily in North and South America.

Earnings Per Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock and options.

As of September 30, 2006, potentially dilutive securities consisted of 3,061,051 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of September 30, 2006, 9,565,784 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock, based on the closing price of $0.32 per common share at September 30, 2006.

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three or nine months ended September 30, 2006 and 2005.

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

Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures. The Company adopted SFAS No. 123(R) effective January 1, 2006. The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $126,924 for the three months ended September 30, 2006. For further information, refer to note 4, Stock based Compensation on page 14.

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

As of September 30, 2006, 10 employees who had been granted stock options had left the Company, and grants totaling 462,000 options were returned to the Company. As of September 30, 2006, the Company has not issued any option grants to employees other than the 2,889,000 option grants issued on July 22, 2005.


2.  Short Term Loan

In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. As of September 30, 2006, $65,000 of the loan had been repaid, and $100,000 is still outstanding.



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

4.  Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight line amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a three-year vesting period.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the period ended September 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

If the fair value based method under FAS123 had been applied in measuring stock-based compensation expense for the nine-month period ended September 30, 2005, the pro forma net income and net income per share would have been as follows:

                                                                Nine-month
                                                               Period ended
                                                             September 30, 2005
     Net income, as reported                                 $          126,601
     Add:  Stock-based employee compensation expense
           included in reported net income, net of
           related tax effect                                              --
     Deduct:  Total stock-based employee compensation
           expense determined under fair-value based
           method for all awards not included in net
           income                                                       (89,968)
                                                             ------------------
     Pro forma net income                                    $           36,633
                                                             ==================

     Income (loss) per share:
       Basic/diluted - as reported                           $     0.00 / $0.00
                                                             ------------------
       Basic/diluted - pro forma                             $     0.00 / $0.00
                                                             ------------------

5.  Significant Concentrations

a.  Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                 Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,

                 ----------------------------   ----------------------------

                     2006            2005            2006            2005

                 ------------    ------------   ------------    ------------
Revenues
  Distributors   $  7,570,129    $  1,113,584   $ 23,113,748    $  4,701,601
  Retailers         2,068,429       8,094,398      8,264,126      17,216,232
  Others              366,526          25,448        962,911        (227,573)
                 ------------    ------------   ------------    ------------
                 $ 10,005,084    $  9,233,430   $ 32,340,785    $ 21,690,260
                 ============    ============   ============    ============

During the three months ended September 30, 2006 and 2005, the Company offered price protection to certain customers under specific programs aggregating $95,752 and $7,142, respectively, which reduced net revenues and accounts receivable accordingly.

Information with respect to customers that accounted for 10% or more of the Company's revenues is presented below.

During the three months ended September 30, 2006, the Company had one customer that accounted for revenues of $1,319,350, equivalent to 13.2% of net revenues. The customer was D & H Distributing, Inc. The customer is a distributor who sells the Company's products to retailers in the United States.

b.  Geographic Segments

Financial information by geographic segments is summarized as follows:

                    Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                    ----------------------------  ---------------------------
                        2006           2005           2006           2005
                    ------------   ------------   ------------   ------------

Revenues
  United States     $  5,292,158   $  4,868,531   $ 22,751,676   $ 10,162,922
  Canada               1,660,253      2,500,052
  Central and
  South America        3,046,713        365,239      6,790,067        893,791
  Other locations          5,960      3,999,660        298,990     10,633,547
                    ------------   ------------   ------------   ------------
                    $ 10,005,084   $  9,233,430   $ 32,340,785   $ 21,690,260
                    ============   ============   ============   ============

NOTE: Prior to 2006, the Company reported all United States and Canadian revenue as a single line item under the caption North America. As such, the breakout between US and Canadian revenue is not available. The 2005 revenue reported as US revenue includes sales to Canada.

c. During the quarter ended June 30, 2006, the Company began calculating net revenue by product line for financial reporting purposes. 2006 sales by product line are as follows:

                  Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,

                  ----------------------------    -----------------------------

                     2006              2005          2006               2005

                  ----------        ----------    ----------         ----------
Revenues
  Consumer
   Electronics    $ 7,803,431          NOT        $27,093,098           NOT
  Computer
   Products         1,760,853       AVAILABLE       4,862,719        AVAILABLE
  VOIP                440,800                         384,968
                  -----------                     -----------
                  $10,005,084                     $32,340,785
                  ===========                     ===========

d.  Suppliers

Of the products the Company sold in 2005, no more than 39% of the products were produced by any one vendor. The Company is working to reduce that dependency and expects that no more than 25% of any products sold in 2006 will be produced by one vendor.

6. Income Taxes

The Company has calculated federal and state income taxes due for the nine-month period ended September 30, 2006. The Company believes that federal income tax due for this period is offset by federal net operating loss carryforward which had a balance of $4,500,000 as of December 31, 2005, expiring in various years through 2024. The Company believes that any state income taxes due for the nine month period ending September 30, 2006 would be offset by state net operating loss carryforwards, and that if any balance were due, the amount would be immaterial to this report. For the nine-month period ended September 30, 2005, the Company believes that all income taxes due are offset by federal and state net operating loss carryforwards. The state net operating loss carryforward of $157,000 has been reduced to $0 as of September 30, 2006. No deferred tax benefit for the remaining federal operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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




Financial Outlook:


On August 29, 2006, the Company issued a press release announcing a multi-million dollar agreement with GE Capital Solutions to provide both manufacturing and retailer finance options. The agreement is the first major financing commitment the Company has secured. The Company continues to negotiate with outside parties to secure additional financing and product commitments.

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

Each month, management reviews the accounts receivable aging report and adjusts the allowance for bad debts based on that review. The adjustment is made based on historical experience and management's evaluation of the collectibility of outstanding accounts receivable over 90 days. At all times, the allowance for bad debts is large enough to cover all receivables that management is not certain it will collect, plus another one percent of the net accounts receivable. At September 30, 2006, the allowance was $256,203. Since the net A/R balance was approximately $7.0 million, the amount the Company considered uncollectible was under $180,000.


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

Prior Year's Purchases and Discounts

Soyo negotiated with its suppliers for discounts and allowances related to purchases made in 2004. Soyo and its suppliers settled their differences in 2005. Soyo accounted in 2005 for the settlement as a gain contingency, in accordance with FAS 5, Accounting for Contingencies.

Soyo also accounted in 2005 for its settlement with suppliers of discounts and allowances as a reduction of cost of goods sold because purchase discounts and allowances are of a "character typical of the customary business activities of the entity" in accordance with APB 9, as amended by APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.


Results of Operations:

Three Months Ended September 30, 2006 and 2005:

Net Revenues. Net revenues increased by $771,654 or 8.4%, to $10,005,084 in the three months ended September 30, 2006, as compared to $9,233,430 in 2005. The increase in the net revenues was due to the Company's strong sales of consumer electronics. The Company began to sell the LCD products during the second quarter of 2005, and in the past year has greatly expanded its distribution channel. The Company continues to sell products to new customers. Customers who bought products from the Company in the three months ended September 30, 2006 that had not previously purchased our products included 4Sure.com, Shop NBC, Time Import Corporation, Boston Inc. and DBL Distributing, Inc.

Gross Margin. Gross margin was $2,233,361 or 22.3% in 2006, as compared to $206,771 or 2.2% in 2005. The increase in the gross margin as a percentage of sales can be attributed entirely to the consumer electronics products, which were sold at a high margin. The Company believes that gross margins will stabilize around 16% in the future.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $24,987 to $231,272 in 2006, as compared to $256,259 in 2005. The decrease is entirely due to the Company sponsoring fewer sales programs in 2006. The market demand is strong enough that large rebate programs and other sales incentives are not needed to generate sales.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased by $540,941 to  $1,427,441  in 2006,  as compared to $886,500 in 2005.
The increase can be explained by three distinct factors.


The first factor in the increased G&A costs was the Company's mandatory implementation of SFAS No. 123(R). In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment

("SFAS No. 123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The cost will be based on the fair value of the equity or liability instruments issued and recognized over the respective vesting period of the stock option. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). SFAS 123(R) was effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005.

The Company adopted SFAS No. 123(R) effective January 1, 2006.The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $126,924 for the three months ended September 30, 2006.

The second factor leading to increased costs during the quarter were legal fees. The Company's fees for legal expenses rose by $141,000 during the quarter. The fees were due to work performed on the Normandan case (see legal proceedings) and additional work done for state regulators regarding the Company's rebate programs.

The 3rd factor that led to increased costs during the quarter is increased use of consultants and contractors. The Company's business is growing rapidly, and the Company is actively searching for additional financing opportunities. The Company has also begun to set up quality control checkpoints in Asia to ensure that all goods purchased meet Company quality requirements. Lastly, the Company has hired a consultant to review and evaluate the Company's sales efforts and efficiency. Taken together, the Company spent over $100,000 during the quarter on these projects, but management believes the efforts are required to manage the Company's growth.

These three items accounted for over $400,000 additional expenses over the comparable quarter in 2005.


Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $20,635 in the three months ended September 30, 2006. The Company did not record a provision for doubtful accounts for the three months ended September 30, 2005. As of September 30, 2006, the Company believes its provision for doubtful accounts is adequate.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $27,107 for the three months ended September 30, 2006, as compared to $8,653 in 2005. The increase is a result of the use of leasehold improvements provided by the landlord after the move from Fremont to Ontario, CA, and depreciable assets purchased in December 2005 in China for the VoIP business.

Income from Operations. The income from operations was $526,906 for the three months ended September 30, 2006, as compared to a loss from operations of $944,641 for the three months ended September 30, 2005. This is a result of the improved sales volume and strong operating margins described above.

Miscellaneous Income. Miscellaneous income was a loss of $6,399 for the three months ended September 30, 2006. Miscellaneous income was $600,000 in the three months ended September 30, 2005.

Interest Income. The Company earned no interest income in the three months ended September 30, 2006. Interest income in 2005 was $1,202.

Interest Expense. Interest expense was $200,939 for the three months ended September 30, 2006. Interest expense was $36,353 for the three months ended September 30, 2005. The increase was due to several factors. The Company is factoring all receivables to improve cash flow and has also entered into a new financing arrangement with GE Capital. Both of these programs are extremely expensive, but were necessary to guarantee the uninterrupted flow of goods from our suppliers overseas.

Provision for Income Taxes. There was no provision for income taxes in 2006 or in 2005.

Net Income. Net income was $319,568 for the three months ended September 30, 2006, as compared to a loss of $362,192 for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 and 2005:

Net Revenues. Net revenues increased by $10,650,525 or 49.1%, to $32,340,785 in 2006, as compared to $21,690,260 in 2005. The large increase in the net revenues was due entirely to the Company's consumer electronics business. Sales of LCD televisions exceeded $5,000,000 during the quarter, and sales of LCD monitors exceeded $2,600,000 during the quarter.

Gross Margin. Gross margin was $6,191,202 or 19.1% for the nine months ended September 30, 2006, as compared to $1,483,676 or 6.8% in 2005. The 2005 gross margin was negatively affected by the settlement of a dispute with a vendor, resulting in large returns during the period that depressed the gross margin. The Company believes that as the LCD market becomes more mature, gross margin is likely to stabilize in the 15-16% range.


Sales and Marketing Expenses. Selling and marketing expenses increased by $8,533 to $628,286 in 2006, as compared to $619,753 in 2005. The increase of approximately 1% is insignificant. The Company has added sales representatives and spent additional funds on travel to customers and road shows, but those costs have been offset by reduced costs of direct sales incentive plans.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased by  $1,480,290  to  $4,182,118  in 2006,  as compared to $2,701,828 in
2005. The increase is primarily due to five factors.

First, the cost of the annual audit increased by approximately $75,000 over the prior year. The increase was primarily due to the Company's untimely loss of accounting personnel as described in Item 9A of report 10K dated December 31, 2005. The Company believes the problem has been solved, and expects that the cost of future audits will be in line with prior years.

Second, on April 14, 2005 a lawsuit was filed in Superior Court of the State of California, County of San Bernardino, entitled Afshin Pourvajdi v. SOYO Group, Inc., Nancy Chu and various Doe defendants. Case RCV 086992. The complaint alleged causes of action for: 1) Double damages for violation of labor code
Section 970; 2) Misrepresentation; 3) Intentional Infliction of Emotional Distress; 4) Breach of Contract. The prayer for relief in the Complaint sought damages of no less than $200,000 on the first and second causes of action, plus an unspecified amount of punitive damages and an unspecified amount of general and punitive damages on the third cause of action and an unspecified amount of general and punitive damages on the fourth cause of action. Plaintiff also sought to recover all costs and attorney fees. The case arose from a consultant who worked for the Company in 2004 and whose contract was not renewed. During the second quarter, the Company settled the case for $70,000, which it believed to be less than the cost of the upcoming trial. As a result, the entire settlement amount was accrued and expensed during the quarter, and the legal fees spent preparing for the case were paid and expensed during the period as well.

The third factor leading to increased costs during the nine months were a large increase in other legal fees. The Company's fees for legal expenses rose by $141,000 during the 3rd quarter alone. The fees were due to work performed on the Normandan case (see legal proceedings) and additional work done for state regulators regarding the Company's rebate programs.

The 4th factor that led to increased costs during the year is increased use of consultants and contractors. The Company's business is growing rapidly, and the Company is actively searching for additional financing opportunities. The Company has also begun to set up quality control checkpoints in Asia to ensure that all goods purchased meet Company quality requirements. Lastly, the Company has hired a consultant to review and evaluate the Company's sales efforts and efficiency. Taken together, the Company spent over $100,000 during the 3rd quarter on these projects, and has spent almost $200,000 in the first three quarters of the fiscal year. Management believes the efforts are required to manage the Company's growth.


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

The Company adopted SFAS No. 123(R) effective January 1, 2006.The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $134,952 for the three months ended March 31, 2006, $121,573 for the three months ended June 30, 2006, and $126,924 for the three months ended September 30,2006. The complete effect of the adoption was a non cash charge against earnings of approximately $380,000 over the nine month period.


Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $123,819 for the nine months ended September 30, 2006. The Company recorded a provision for doubtful accounts of $34,513 for the nine months ended September 30, 2005.The increase in the provision is directly attributable to the large sales increase, and the Company's conservative approach. The Company believes that the provision for doubtful accounts is sufficient as of September 30, 2006.


Depreciation and Amortization. Depreciation and amortization of property and equipment was $79,496 for the nine months ended September 30, 2006, as compared to $26,740 in 2005. The increase is a result of the purchase of depreciable equipment in December 2005 in China for the VoIP business.

Income from Operations. The income from operations was $1,177,483 for the nine months ended September 30, 2006, as compared to a loss from operations of $1,899,158 for the nine months ended September 30, 2005. This is a direct result of the increased sales volumes and strong margins.

Miscellaneous Income. Miscellaneous income was a loss of $1,115 for the nine months ended September 30, 2006.

Interest Income. Interest income was $6,607 for the nine months ended September 30, 2006, as opposed to $1,202 in 2005.

Interest Expense. Interest expense was $351,408 for the nine months ended September 30, 2006. Interest expense was $59,731 for the nine months ended September 30, 2005. The increase was due to several factors. The Company has been aggressively borrowing funds on a short term basis as needed to support its growth. The Company is factoring all receivables to improve cash flow and has entered into a long term financing arrangement with GE Capital. Both of these programs were necessary to guarantee the uninterrupted flow of goods from our suppliers overseas. The sale of all invoices is done with recourse, which means that if the factor is not paid, they can charge back the Company for the unpaid invoice plus interest.

Provision for Income Taxes. There was no provision for income taxes in 2006 or in 2005.

Net Income. Net income was $831,567 for the nine months ended September 30, 2006, as compared to $126,601 for the nine months ended September 30, 2005. The 2006 numbers include the charges for the adoption of SFAS 123R. Looking at the numbers on a comparable basis, the 2006 numbers are significantly better, which is a result of strong sales volume and strong operating margins.

Financial Condition - September 30, 2006:

Liquidity and Capital Resources:
On August 29, 2006, the Company issued a press release announcing a multi-million dollar agreement with GE Capital Solutions to provide both manufacturing and retailer finance options. The agreement is the first major financing commitment the Company has secured. The Company continues to negotiate with outside parties to secure financing and product commitments.

Operating Activities. The Company generated cash of $749,407 in operating activities during the nine months ended September 30, 2006, as compared to utilizing cash of $4,405,339 in operating activities during the nine months ended September 30, 2005.

At September 30, 2006, the Company had cash and cash equivalents of $1,355,869, as compared to $828,294 at December 31, 2005.

The Company had working capital of $1,583,930 at September 30, 2006, as compared to working capital of $689,141 at December 31, 2005, resulting in current ratios of 1.13:1 and 1.04:1 at September 30, 2006 and December 31, 2005, respectively.

Accounts receivable decreased to $7,003,019 at September 30, 2006, as compared to $7,278,520 at December 31, 2005, a decrease of $275,501. The Company's provision for doubtful accounts stood at $256,203 as of September 30, 2006, as compared to $589,224 at December 31, 2005.

Inventories decreased to $5,151,859 at September 30, 2006, as compared to $7,991,030 at December 31, 2005, a decrease of $2,839,171 or 35.5%. As detailed in this report, the Company signed a financing agreement during the quarter with
GE Capital  Solutions for the financing of inventory.  The Company  continues to
negotiate  with  outside  parties  to  establish   credit  lines  for  inventory
purchasing.

Accounts payable decreased to $11,544,635 at September 30, 2006, as compared to $13,977,579 at December 31, 2005, a decrease of $2,432,944, as a direct result of reduced inventory purchases. The decrease in payables is comparable to the decrease in inventory levels as older purchases were paid for and newer purchase volumes declined.

Accrued liabilities decreased to $282,182 at September 30, 2006, as compared to $1,287,108 at December 31, 2005, a decrease of $1,004,926 or 78%. The main reason for the decrease is reduced accruals for RMA returns. Now that the Company has been selling the LCD products for a full year, the Company has a track record at estimating returns and repairs. The Company believes its current accruals are sufficient to handle all expected returns and reserves.

Financing Activities. In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. As of September 30, 2006, $100,000 is owed to that individual.



Principal Commitments:

A summary of the Company's contractual cash obligations as of September 30, 2006 is as follows:


                                             Payments Due By Period

Contractual                           Less than     Between      Between     After
Cash Obligations            Total       1 year     1-2 years    3-5 years   5 years
----------------         ----------   ----------   ----------   ---------   --------
Operating leases         $  456,748   $  212,692   $  244,056   $    --     $   --
Note payable                100,000      100,000         --          --         --
Purchase Commitments      2,682,012    2,682,012         --          --         --
Total contractual cash
  obligations            $3,238,760   $2,994,704   $  244,056   $    --     $   --
                         ----------   ----------   ----------   ---------   --------

Purchase Commitments:

At September 30, 2006, the Company had purchased inventory costing $2,682,012 that had not yet arrived in the warehouse. The Company had no other long-term or short-term purchase commitments.

Off-Balance Sheet Arrangements:

At September 30, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At September 30, 2006, the Company did not have any material commitments for capital expenditures.

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

Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures. The Company adopted SFAS No. 123(R) effective January 1, 2006.The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $383,449 for the nine months ended September 30, 2006.

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

As the Company's debt obligations at September 30, 2006 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures
-----------------------------------------------

Based on a current evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were not effective as of September 30, 2006 and did not ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, that as of such date, the Company's disclosure controls and procedures were not adequate. In addition, the Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented.

The Company's  Chief Executive  Officer and Chief  Financial  Officer arrived at this conclusion based on a number of factors, including the fact that the Company's system of internal control requires considerable manual intervention to do the following: (1) to properly record accounts payable to vendors for purchases of inventory, (2) to properly record adjustments to inventory per the general ledger to physical inventory balances, (3) to properly record inventory adjustments to the lower of cost or market using the average inventory method,
(4)to have adequate controls over interim physical inventory procedures, and 5) to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling relevant contemporaneous documentation for ongoing business transactions, and significant turnover in the Company's financial staff. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the period ended September 30, 2006.

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

To address these significant deficiencies and material weaknesses, the Company took the following corrective actions:

     >> The Company hired a new Accounting Manager, then replaced the Accounting Manager with a more qualified candidate. That employee recently left the Company to return overseas for a family emergency. The employee will not be returning to the Company, which means that as of September 30, 2006, the Company is operating without an Accounting Manager or Controller. While the Company is searching for a replacement, the Company has retained a financial consultant and former CPA to oversee the day to day management of the accounting department. The Company has recently added additional personnel to complete the day to day accounting tasks. The Company needs and is seeking to immediately hire an Accounting Manager and additional personnel to focus on financial accounting and reporting issues.

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

     >> Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, and the software has been paid for. The Company has been testing and customizing the software for the last few months, and expects that the software will be installed and operational during the first quarter of 2007.


In conjunction with the audit review of the Company's financial statements for the quarter ended September 30, 2006, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the corrective actions listed above. The officers believed that such corrective actions minimize the risk of material misstatement, but the corrective actions continued to have significant deficiencies.

As of September 30, 2006, the Company is working quickly to hire additional finance personnel. The Chief Executive Officer and the Chief Financial Officer are satisfied that with the personnel in place, and with the additional efforts of the Financial Consultant/ CPA, that the books and records portray a completely accurate picture of the Company's financial position and that all transactions are being captured and reported as required. The Company believes that once the new software is installed and operational, all significant deficiencies will have been addressed and corrected.

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



                                                           SOYO GROUP, INC.
                                                         --------------------
                                                             (Registrant)




DATE:  November 14, 2006                                 By: /s/ Ming Tung Chok
                                                         -----------------------
                                                         Ming Tung Chok
                                                         President and Chief
                                                         Executive Officer



DATE:  November 14, 2006                                 By: /s/ Nancy Chu
                                                         -----------------------
                                                         Nancy Chu
                                                         Chief Financial Officer



DATE:  November 14, 2006                              By /s/ Paul F. Risberg
                                                      --------------------------
                                                      Name: Paul F. Risberg
                                                      Title: Director

DATE:  November 14, 2006                              By /s/ Chung Chin Keung
                                                      --------------------------
                                                      Name: Chung Chin Keung
                                                      Title: Director

DATE:  November 14, 2006                              By /s/ Zhi Yang Wu
                                                      --------------------------
                                                      Name: Zhi Yang Wu
                                                      Title: Director

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