Form 10-K/A
period 2005-12-31
SOYO GROUP INC
filed 2007-02-26
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission File Number 333-42036


                                SOYO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                Nevada                                        95-4502724
-------------------------------------                 --------------------------
    (State or other Jurisdiction                          (I.R.S. Employer
  of Incorporation or Organization)                     Identification Number)


1420 South Vintage Avenue, Ontario, California                91761-3646
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


Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No


     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2006 was $29,392,507, based on the closing bid price of $0.60 per share on March 31, 2006.


     As of March 31, 2006, there were 48,987,511 shares Outstanding.

     Documents Incorporated by Reference: None

                                SOYO GROUP, INC.
                                    FORM 10-K
                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business..............................................................4


Item 2.  Properties...........................................................15


Item 3.  Legal Proceedings....................................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities............................17

Item 6.  Selected Financial Data..............................................20

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................21

Item 7A  Quantitative and Qualitative Disclosures About Market Risk...........38

Item 8.  Financial Statements and Supplementary Data..........................39

Item 9.  Changes in and Disagreements with Accountants on

         Accounting and Financial Disclosure..................................72

Item 9A. Controls and Procedures..............................................74

Item 9B. Other Information....................................................76


                                    PART III


Item 10. Directors and Executive Officers of the Registrant...................76



Item 11  Executive Compensation...............................................79

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................80

Item 13. Certain Relationships and Related Transactions.......................81

Item 14. Principal Accountant Fees and Services...............................82


                                     PART IV


Item 15. Exhibits, Financial Statement Schedules .............................83

Signatures....................................................................84

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


On December 27, 2001, pursuant to a stock purchase agreement dated December 27, 2001, Kevin Halter Jr. purchased 6,027,000 shares of the Company's common stock from Deborah Duffy representing approximately 51% of the Company's issued and outstanding shares of common stock. Simultaneously with the purchase, the current officers and directors of the Company, namely, Deborah Duffy, Rachel Braun and Peter C. Cullen, resigned and the following three persons were elected to replace them: Kevin Halter Jr., President and Director, Kevin B. Halter, Secretary, Treasurer & Director and Pam Halter, a Director.


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

4. Kevin Halter Jr. resigned from his position as President and Director, Kevin B Halter resigned from his position as Secretary, Treasurer and Director and Pam Halter resigned from her position as Director. Effective October 25, 2002, Nancy, Ming and Bruce Nien Fang Lin began serving their terms as directors of the Company. These newly elected directors then appointed the following persons as officers:


---------------------------------------- ---------------------------------------
Name                                     Title
---------------------------------------- ---------------------------------------
Ming Tung Chok                           President, Chief Executive Officer
---------------------------------------- ---------------------------------------
Nancy Chu                                Chief Financial Officer
---------------------------------------- ---------------------------------------
Nancy Chu                                Secretary
---------------------------------------- ---------------------------------------


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


SOYO Inc. was incorporated in Nevada on October 22, 1998. Through 2004, the Company was a distributor of computer products, a substantial portion of which were manufactured in Taiwan and China. Through SOYO Inc., the Company offered a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The product line also included basic bare bones PC motherboard systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for home and office (SOHO) users.


SOYO Group's products have always been sold through an extensive network of authorized distributors to resellers, system integrators, and value-added resellers (VARs).

These products are also sold through major retailers, mail-order catalogs and e-tailers to the consumers throughout North America and Latin America.


In 2004, the Company expanded its product offerings into new and higher margin segments. The offerings were divided into three areas: Computer Components and Peripherals, Communications Equipment, and Consumer Electronics. Throughout 2005, these were the areas that produced revenues for the Company.



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


     Portable Storage Devices


The CIGAR 20GB and 40GB USB 2.0 Hard Drives are ideal for desktop and laptop users who need high capacity in an ultra-small package. One of the smallest hardrives available today, large graphics and audio files are quickly and easily displayed, copied or transported to any USB Ported computer. Incorporating a 1.8-inch hard disk from Toshiba, the SlimDrive measures just 4.02" x 2.36" x 0.43" (LWH) and weighs only 3.5 oz. The SlimDrive fits easily into a pocket, purse or briefcase for convenient travel and leaves a small footprint on the desktop. Compatible with both PC and Macintosh operating systems, the SlimDrive's USB 2.0 cable delivers fast transfer rates of up to 480Mbps and does not require any external power supplies or batteries. The magnesium alloy casing provides superior shock resistance. Additional capacities are expected to be available later this year.

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



HOME ENTERTAINMENT  FLAT SCREEN TELEVISIONS
-------------------------------------------


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

Bluetooth Wireless Headphone
----------------------------


FreeStyler Bluetooth Headset
----------------------------


FreeStyler is a simple, straightforward Bluetooth headset with excellent sound quality. The headset can be connected to your mobile phone and PDA wirelessly. Supported by Bluetooth 1.1V with 2402~2480MHz frequency range, FreeStyler provides up to 10 meter operation range hands free, and its auto Pairing and authentication function allows users to connect to their cellular phone and PDA wirelessly. It provides 4~6 Hrs. talk time and 200 Hrs. standby time by the rechargeable battery at 120mA 3.7v. with only 1.5~2.0 Hrs. charging time. The headset is now available through SOYO's exclusive launch partner Fry's Electronics, and will also be sold through SOYO's network of dealers, distributors and online retailers.


Communications Equipment

--------------

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

     COMPETITION


      With the wide range of product offerings, SOYO Group, Inc. competes with a large number of small and well-established companies that produce and distribute products in all categories. The following is a list of competitors by category:

>> Computer Components and Peripherals - Abit, Asus, Gigabyte, MSI, ViewSonic, Daewoo, Dell, SanDisk, Lexar Media and SimpleTech

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

Our inability to finance future growth could hurt our business.

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


We rely on a single supplier for a significant portion of our business. If the supplier is unable to produce the necessary amount of merchandise, our business could suffer.

Last year, 39% of the SOYO Group's net revenue resulted from products purchased from a single supplier. If that supplier is unable to produce and sell merchandise to us in the quantities ordered, our revenue would be affected while we found other sources of merchandise. The Company is currently negotiating with different suppliers to reduce our dependence on one supplier.


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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.


ITEM 2.   PROPERTIES

     The Company's corporate headquarter is located at 1420 S. Vintage Ave. Ontario, California, 91761. The property is under a lease agreement expiring November 30, 2008 with terms and conditions as stipulated below:


-------------- ------------------------ ------------- -------------- -----------
Facility       Address                  Lease         Lease          Area
                                        Inception     Expiration
-------------- ------------------------ ------------- -------------- -----------
Office and     1420 S. Vintage Ave,     9/1/2003      11/30/2008     42,723
Warehouse      Ontario C                                             sq. ft.
-------------- ------------------------ ------------- -------------- -----------

Rent Schedule:

------------------------- --------------------------- --------------------------
Start Date                End Date                    Base Rent (NNN)
------------------------- --------------------------- --------------------------
October 1, 2004           February 28, 2006           $16,869.84
------------------------- --------------------------- --------------------------
March 1, 2006             November 30, 2008           $17,724.30
------------------------- --------------------------- --------------------------

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     During the fiscal year ended December 31, 2005, there were no matters submitted to the shareholders for approval.

On February 17, 2006, the Company held a special meeting to vote on the 2005 Employee Stock Option Compensation Plan. The record date for the determination of shareholders entitled to vote was January 27, 2006. The plan was approved by shareholder vote.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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


                                                             Price Range
                                                             -----------
                                                       High               Low
                                                       ----               ---


Fiscal Year Ended December 31, 2004:

     First Quarter                                    $0.19             $0.11
     Second Quarter                                    0.19              0.12
     Third Quarter                                     0.26              0.12
     Fourth Quarter                                    0.43              0.31

Fiscal Year Ended December 31, 2005:

     First Quarter                                    $ .98             $0.37
     Second Quarter                                    0.88              0.60
     Third Quarter                                     0.93              0.66
     Fourth Quarter                                    0.89              0.55

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

In October 2005, the Company issued 1,219,512 shares of restricted common stock for the liquidation of the 1,000,000 shares of Series A Preferred Stock that were issued by the Company as part of the original purchase of the Company from SOYO Taiwan in October 2002.


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

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $.75. One third of those options will vest and be available for purchase on July 22, 2006, one third on July 22, 2007, and one third on July 22, 2008. The grants will expire if unused on July 22, 2010. The options do not have requisite service period nor market, performance, and service conditions.




ITEM 6.   SELECTED FINANCIAL DATA


     The following selected consolidated financial data of the Company is presented as of and for each of the three years ended December 31, 2005, 2004, and 2003 The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".


Selected Consolidated Statements of Operations Data:

                                         Year Ended December 31,
----------------- ---------------- ---------------- ---------------- ---------------- ----------------
                        2005             2004              2003            2002             2001
----------------- ---------------- ---------------- ---------------- ---------------- ----------------

Net revenue         $38,263,032      $32,426,414      $31,034,239      $49,644,417      $63,091,190


----------------- ---------------- ---------------- ---------------- ---------------- ----------------

Income                   52,686       (3,913,683)        (980,347)     (10,892,574)        (342,073)
(loss) from
operations

----------------- ---------------- ---------------- ---------------- ---------------- ----------------

Net Income          $  (633,443)      (4,143,978)        (984,588)     (10,733,458)        (390,404)
(Loss)
attributable
to common
shareholders

----------------- ---------------- ---------------- ---------------- ---------------- ----------------

Net  income                (.01)           (0.10)           (0.02)           (0.35)           (0.01)
(loss) per
common share


----------------- ---------------- ---------------- ---------------- ---------------- ----------------


Selected Consolidated Balance Sheet Data:



----------------- ---------------- ---------------- ---------------- ---------------- ----------------
                        2005             2004              2003            2002             2001
----------------- ---------------- ---------------- ---------------- ---------------- ----------------

Total Assets        $16,907,390      $ 7,500,437      $ 12,729,453     $ 20,914,784     $ 26,309,797


----------------- ----------------- --------------- ---------------- ---------------- ----------------
Long Term                     0                0        12,000,000       12,000,000                0
Payable to
Soyo Taiwan
----------------- ----------------- --------------- ---------------- ---------------- ----------------

Shareholders'         1,477,703       (4,057,028)      (12,136,783)     (11,152,195)        (418,737)
Equity
(Deficit)

----------------- ----------------- --------------- ---------------- ---------------- ----------------
Cash
dividends                   N/A              N/A              N/A               N/A              N/A
declared per
common share
----------------- ----------------- --------------- ---------------- ---------------- ----------------


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

Background and Overview:


     Incorporated in Nevada on October 22, 1998, SOYO Group, Inc. is a distributor of consumer electronics, communications and computer parts. A substantial portion of the products are manufactured in Taiwan and China. Through SOYO Group, Inc. the Company offers a line of LCD televisions and computer monitors, wireless headset devices, motherboards and related peripherals for intensive multimedia applications, telecommunications services and equipment. The product line also includes Bare Bone systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for any home and office (SOHO) users.


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


     SOYO Taiwan also agreed to continue to provide computer parts and components to SOYO on an open account basis at the quantities required and on a timely basis to enable SOYO to continue to conduct its business operations at budgeted levels, which were not less than a level consistent with the operations of SOYO Nevada's business in 2001 and 2000. This supply commitment was effective through December 31, 2005, although SOYO Nevada did not purchase any goods from SOYO Taiwan in 2005 .


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



     The Company sells to both distributors and retailers. Revenues through such distribution channels for each of the three years ended December 31, 2005, 2004 and 2003 are summarized as follows:


                             Year Ended December 31,
-------------- ------------- ------- ------------- ------- ------------ -------
                    2005        %        2004         %        2003        %
-------------- ------------- ------- ------------- ------- ------------ -------
Revenues
-------------- ------------- ------- ------------- ------- ------------ -------

Distributors    $22,312,488    58.3   $14,704,452    45.3  $13,055,046    42.1

-------------- ------------- ------- ------------- ------- ------------ -------

Retailers       $15,950,544    41.7   $17,721,962    54.7  $17,979,193    57.9

-------------- ------------- ------- ------------- ------- ------------ -------

Total           $38,263,032   100.0   $32,426,414   100.0   $31,034,239  100.0

-------------- ------------- ------- ------------- ------- ------------ -------

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



Revenues by geographic segment are summarized as follows:

                             Year Ended December 31,
  --------------- ------------- ------- ------------- ------- ------------- -------
                        2005       %          2004       %          2003       %
  --------------- ------------- ------- ------------- ------- ------------- -------
  Revenues
  --------------- ------------- ------- ------------- ------- ------------- -------
  United States    $20,055,470    56.7   $25,936,978    80.0   $23,043,136    74.3
  --------------- ------------- ------- ------------- ------- ------------- -------
  Other N.           1,615,080                   N/A                   N/A
  America
  --------------- ------------- ------- ------------- ------- ------------- -------
  Central and      $2,993,532      7.8   $ 6,317,907    19.5   $ 7,391,804    23.8
  South
  America
  --------------- ------------- ------- ------------- ------- ------------- -------
  Hong Kong        $13,598,950    35.4   $   171,529     0.5   $   599,299     1.9
  and other
  locations
  --------------- ------------- ------- ------------- ------- ------------- -------
  Total            $38,263,032   100.0   $32,426,414   100.0   $31,034,239   100.0
  --------------- ------------- ------- ------------- ------- ------------- -------



During the years 2003 and 2004 segment data on the "Other N. America Business" segment was not kept as it was very small in relation to the size of the United States business at that time, no compilations of the data were made as there were no internal decision process that would have been governed by such information and the compilation of this information would have been impractical and


During the first part of 2005, the Company had made a commitment to its new product lines, but did not have much inventory to sell. While waiting for the initial inventory shipments, the Company entered into a short term agreement to make sales of computer components to a vendor in Hong Kong (E23). The sales had relatively low margin, and not a business that the Company planned to be in long term. Nevertheless, the sales of such products in 2005 represented a significant portion of the Company's business.

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


As a general rule, the Company has been totally reliant upon the cash flows from its operations to fund future growth. As noted above, the Company completed a small private placement in 2005, began factoring invoices to improve cash flows, and converted several million dollars of debt to equity, all of which improved the Company's financial condition. However, throughout the year and as of the date of this filing, the Company did not have any established credit facilities in place, and had no reliable external sources of liquidity in place, other than advances from officers, directors and shareholders.

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


SALES INCENTIVES

The Company offers sales incentives to our customers in the form of co-op advertising, price protection and sales discounts. All costs associated with sales incentives are classified as a reduction to net revenues. The following is a summary of the different types of sales incentives:

Co-operative advertising allowances are offered to customers as a reimbursement towards their costs for advertising in which our product is featured on its own or in conjunction with other companies' products. The amount offered is either a fixed amount or is based upon a fixed percentage of sales revenue during a specified time period.

Price protection is a concession given by the Company to compensate for the difference between the price of the product paid by the customer and a subsequent price reduction of the product by the Company.

Sales discounts are offered to customers at various times based on management's discretion. Discounts could be used to increase sales of a certain model, move stale inventory out of the warehouse, introduce new products, or for another reason that management finds attractive.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company regularly analyzes customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company, such as in the case of the deterioration in the customer's operating results or financial position, a specific allowance for doubtful account is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.



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

On a comparable basis, revenues declined in N. America and Central America in 2005 vs. 2004. There were several reasons for this. During the first part of 2005, the Company had made a commitment to its new product lines, but did not have much inventory to sell. While waiting for the initial inventory shipments, the Company entered into a short term agreement to make sales of computer components to a vendor in Hong Kong (E23). The sales had relatively low margin, and not a business that the Company planned to be in long term. Nevertheless, the sales of such products in 2005 represented a significant portion of the Company's business. For this reason, sales to Hong Kong were very strong in 2005, where they had never been before. When the initial inventory of the consumer electronics products began to arrive, the Company put its efforts into selling those products and establishing those markets, which led to increased sales throughout the rest 2005 and through the present. However, when taken on a comparable basis, due to that period of inactivity, sales in 2005 decreased in 2005 vs. 2004 for the N. American and Central American markets.


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


Gross Margin. Gross margin was $4,692,970 or 12.3 % in 2005, as compared to $2,216,372 or 6.8 % in 2004. Gross margin increased in 2005 as compared to 2004, both on an absolute and percentage of revenue basis, as the Company changed its core sales offerings from hardware, motherboards and barebones systems to a greater emphasis on computer peripherals and consumer electronics. The demand for the new products, specifically the LCD monitors and televisions, was great enough that the Company was able to earn higher margins than in past years sales of computer peripherals.

At the start of the year, the Company was holding inventory that had been purchased during 2004 that was significantly different in appearance and functionality than the products the Company had sought to purchase. For this reason, the Company could not sell the products through normal sales channels. The Company thus continued to negotiate with suppliers to return the products. Subsequently, the negotiations were completed, and the Company booked the results as prior years' purchase discounts and allowances. This decreased the cost of revenues, thereby, increasing the gross margin.

The gross margin was a little over 4% before taking into account the settlement of the prior year's purchase discounts and allowances. The Company believes that gross margin increased by about 4% due to the settlement of the prior year's purchase discounts and allowances, and that gross margin was over 8% because the settlement was included in the calculation.



Sales and Marketing Expenses. Selling and marketing expenses decreased by $666,570 or 42.2 %, to $911,039 in 2005, as compared to $1,577,609 in 2004. The decrease was entirely due to an expensive Co-op marketing campaign run in 2004 that was not repeated in 2005.

General and Administrative Expenses.

General and administrative expenses increased by $98,628 or 2.8%, to $3,659,338 in 2005, as compared to $3,560,710 in 2004. There were several reasons for the increase. First, the problems associated with the 2003 audit resulted in a cost of over $400,000 in legal and accounting fees in 2004 that were not repeated. However, the Company did spend over $150,000 in legal fees to defend itself against the two legal cases filed against it, and described in section 4 of this report. Additionally, the Company created an Employee Stock Option Plan in 2005 at a cost exceeding $25,000. The Company began factoring invoices to improve cash flow in 2005. That resulted in higher expenses, but the Company obtained the services of experts in evaluating customer credit, which led to a huge reduction in bad debt expense. The set up and approval of the program cost the Company over $25,000. As the Company redesigned itself primarily as a distributor of electronics rather than consumer peripherals, the "launch costs" of the new products, especially travel and entertainment, increased significantly in 2005. The Company's travel and entertainment expenses for 2005 increased by over $100,000. Finally, the Company had a large turnover in personnel relative to the new product offerings. By bringing in specialists to manage the different departments and sell the new products, the Company substantially upgraded its management and sales staffs, at an incremental cost of approximately $90,000.



Provision for Doubtful Accounts. The provision for doubtful accounts was decreased to $34,513 in 2005, as compared to $956,738 in 2004. The decrease is due to the improved quality of the Company's credit accounts, and the increased use of experts in evaluating customer credit applications.


Adjustment of Allowance- The Company did a thorough analysis of it's provision for bad debts in 2005, and concluded that the allowance was too high. As a result, the Company adjusted the allowance by $462,234, resulting in income of the same amount.


Depreciation and Amortization. Depreciation and amortization of property and equipment was $35,394 in 2005 as compared to $34,998 in 2004.


Income (Loss) from Operations. The income from operations was $514,920 for the year ended December 31, 2005, as compared to a loss from operations of $3,913,683 for the year ended December 31, 2004. The income from operations in 2005 was due to the Company's improved operations, successful new product lines, streamlined expenses and the reversal of a portion of the allowance for bad debts. In addition, the Company booked over $1.3 million of offsets to purchases from vendors for price protection and product returns as prior years' purchase discounts and allowances settled in 2005.


Interest Expense. Interest expense increased substantially to $129,567 in 2005, as compared to $23,371 in 2004. The 454% increase is due to the Company factoring receivables in 2005 to improve cash flow. There was no such activity in 2004.

Interest Income. Interest income was $5,301 in 2005. There was no interest income in 2004.


Other Income. Other income/miscellaneous revenue was $26,190 in 2005, as compared to $17,609 in 2004.

Provision for Income Taxes. Provision for income taxes of $800 was booked for both 2005 and 2004.


Net Income/Loss. The net income was $540,310 for the year ended December 31, 2005, as compared to a net loss of $3,920,245 for the year ended December 31, 2004. The reasons for the turnaround are discussed in detail in the above paragraphs.


Preferred Stock Dividends. Accreted and deemed preferred stock dividends were $1,173,753 in 2005, as compared to accreted and declared dividends of $223,733 in 2004. The accreted dividends were $174,753 during the year. Additionally, the Company made a $999,000 adjustment to the carrying value of the Class A preferred stock during the year. From the Company's inception, the Class A preferred stock was carried on the books at its basis of $1,000. Prior to the conditional redemption of the Class A preferred stock to common stock on October 24, 2005, the carrying value was adjusted to the face value of $1,000,000. This resulted in an adjustment to the preferred stock account of $999,000, and the offsetting journal entry to preferred stock dividends raised the amount recorded during the year to $1,173,753.


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


Other Income. Other income/expense was $17,609 in 2004, as compared to $(3,445) in 2003.


Provision for Income Taxes. Provision for income taxes of $800 was booked for both 2004 and 2003.


Net Loss. The net loss was $3,920,245 for the year ended December 31, 2004, as compared to a net loss of $984,588 for the year ended December 31, 2003.

Preferred Stock Dividends. Preferred stock dividends were $1,173,753 in 2005, $223,733 in 2004, and $0 in 2003.


Net Operating Loss Carryforwards:


As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $4,500,000 and $70,000 respectively,, expiring in various years through 2024, which can be used to offset future taxable income, if any. The Company's net operating losses were reduced by $10,500,000 for the forgiveness of debt for tax purposes. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.


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


Effective December 30, 2003, SOYO Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. As part of the agreement, SOYO Taiwan required that the purchaser would be limited to collecting a maximum of $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan. SOYO Taiwan forgave debt in an amount equal to the difference between $12,000,000 and the value of the preferred stock. This forgiveness was treated as a capital transaction. Payment was received by SOYO Taiwan in February and March 2004. An agreement was reached in the first quarter of 2004 whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.


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



The reasons for the usage of cash in 2005 were the large increases in inventories and receivables, partially offset by the decrease in payables, which were settled with common stock. The primary reasons for the usage of cash in 2004 were the Company's large operating loss and the paydown of the balance due to SOYO Taiwan. The usage of cash in 2003 was primarily a result of increased payments to SOYO Taiwan for inventory purchases.


At December 31, 2005 the Company's cash and cash equivalents had decreased by $460,057 to $828,294, as compared to $1,288,351 at December 31, 2004.


The Company had working capital of $689,141 at December 31, 2005, as compared to a working capital deficit of $4,256,905 at December 31, 2004, resulting in current ratios of 1.04 to 1 and .63:1 at December 31, 2005 and 2004, respectively.

Accounts receivable increased to $7,278,520 at December 31, 2005, as compared to $2,076,882 at December 31, 2004, an increase of $5,201,638. The large increase was due to several factors. Most importantly, sales increased 18% during the year, and a large part of the increase was in December. The demand for the Company's LCD televisions and monitors was sufficient that the Company was able to sell all of its inventory to retailers for the Christmas season, resulting in large receivables over the year end period. We did not give discounts or other considerations to retailers to sell any products prior to year end.


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


Accounts payable increased by $4,402,907 to $13,977,579 at December 31, 2005 as compared to $9,574,672 at December 31, 2004. The reason for the increase is the increased business volume. The increase partially offsets a large increase in receivables for the same time period.



Accrued liabilities increased to $1,287,108 at December 31, 2005, as compared to $829,043 at December Less than 1 2-3 4-5 years Over 5 31, 2004, an increase year years years of $458,065 or 55%. The increase is due to the Company accruing additional expenses over the year end period for expenses incurred in 2005 but paid in 2006.




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


Principal Commitments:


     A summary of the Company's contractual cash obligations as of December 31, 2005, is as follows:

     ---------------------------- ------------- ----------- ----------- --------------
     Contractual Cash              Less than 1   2-3 years   4-5 years   Over 5 years
     Obligations                   year
     ---------------------------- ------------- ----------- ----------- --------------
     Operating Leases              $210,983      $407,659          N/A            N/A
     ---------------------------- ------------- ----------- ----------- --------------
     Advances from Directors            N/A           N/A          N/A            N/A
     ---------------------------- ------------- ----------- ----------- --------------
     Notes Payable/ Short          $165,000           N/A          N/A            N/A
     Term Loan
     ---------------------------- ------------- ----------- ----------- --------------
     Purchase Commitments          $119,013
     ---------------------------- ------------- ----------- ----------- --------------
     Total                         $494,996      $407,659
     ---------------------------- ------------- ----------- ----------- --------------

     At December 31, 2005, the Company did not have any long term purchase commitment contracts to honor. The only purchase commitments were for inventory already purchased and in transit of $119,013.

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


     1.   Report of Independent Registered Public Accounting Firm


     2.   Consolidated Balance Sheets as of December 31, 2005 and 2004

     3. Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003


     4. Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003


     5. Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

     6.   Notes to Consolidated Financial Statements.

                         SOYO Group, Inc. and Subsidiary
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----


Report of Independent Registered Public Accounting Firm

-    Vasquez & Company LLP                                                    41
-    Grobstein, Horwath & Company LLP                                         42

Consolidated Balance Sheets - December 31, 2005 and 2004                   43-44

Consolidated Statements of Operations -
Years Ended December 31, 2005, 2004 and 2003                                  45


Consolidated Statements of Shareholders' Equity (Deficit) -
Years Ended December 31, 2005, 2004 and 2003                                  46


Consolidated Statements of Cash Flows -
Years Ended December 31, 2005, 2004 and 2003                               47-48

Notes to Consolidated Financial Statements -
Years Ended December 31, 2005, 2004 and 2003                               49-

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Soyo Group, Inc. and Subsidiary
Ontario, California


     We have audited the accompanying consolidated balance sheets of Soyo Group, Inc. and Subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

/s/ Vasquez & Company LLP

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

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
May 12, 2004

                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets



                                                         December 31,
                                                     2005            2004
---------------------------------------------    ------------    ------------
ASSETS
---------------------------------------------    ------------    ------------
CURRENT
---------------------------------------------    ------------    ------------
Cash and cash equivalents                        $    828,294    $  1,288,351
---------------------------------------------    ------------    ------------
Accounts receivable, net of allowance for           7,278,520       2,076,882
doubtful accounts of $589,224 and
$1,074,550 at December 31, 2005 and 2004
respectively

---------------------------------------------    ------------    ------------
Inventories, including $0 and $1,893,442            7,991,030       3,862,911
purchased from SOYO Computer, Inc. in
2005 and 2004 respectively
---------------------------------------------    ------------    ------------
Prepaid Expenses                                       20,984          25,416
---------------------------------------------    ------------    ------------
Income tax refund receivable                                0          47,000
---------------------------------------------    ------------    ------------

---------------------------------------------    ------------    ------------
Total Current Assets                               16,118,828       7,300,560
---------------------------------------------    ------------    ------------

---------------------------------------------    ------------    ------------
Property and Equipment                                867,122         245,153
---------------------------------------------    ------------    ------------
   Less:  accumulated depreciation and
amortization                                         (115,480)        (80,087)
---------------------------------------------    ------------    ------------
                                                      751,642         165,066
---------------------------------------------    ------------    ------------

---------------------------------------------    ------------    ------------
Deposits                                               36,920          34,811
---------------------------------------------    ------------    ------------

---------------------------------------------    ------------    ------------

Total Assets                                     $ 16,907,390    $  7,500,437

---------------------------------------------    ------------    ------------

                         SOYO Group, Inc. and Subsidiary
                     Consolidated Balance Sheets (continued)



                                                         December 31,
                                                     2005            2004
---------------------------------------------    ------------    ------------
LIABILITIES
---------------------------------------------    ------------    ------------
CURRENT
---------------------------------------------    ------------    ------------
   Accounts payable - SOYO Computer, Inc         $          0    $  1,314,910
---------------------------------------------    ------------    ------------
Accounts payable - Other                           13,977,579       8,259,762
---------------------------------------------    ------------    ------------
Total Accounts Payable                             13,977,579       9,574,672
---------------------------------------------    ------------    ------------

---------------------------------------------    ------------    ------------

Accrued liabilities                                 1,287,108         829,043

---------------------------------------------    ------------    ------------
Advances from officers, directors and major
shareholder                                                 0         240,000
---------------------------------------------    ------------    ------------
Business Loan                                               0         913,750
---------------------------------------------    ------------    ------------
Short Term Loan                                       165,000               0
---------------------------------------------    ------------    ------------

---------------------------------------------    ------------    ------------

Current Liabilities                                15,429,687      11,557,465
---------------------------------------------    ------------    ------------

---------------------------------------------    ------------    ------------
Total Liabilities                                  15,429,687      11,557,465
---------------------------------------------    ------------    ------------

---------------------------------------------    ------------    ------------
EQUITY
---------------------------------------------    ------------    ------------
Class A Preferred stock, $0.001 par value,                  0           1,000
Issued and outstanding - 0 shares
(1,000,000 shares - 2004)
---------------------------------------------    ------------    ------------
Class B Preferred stock, $0.001 par value,          1,702,486       1,527,733
Issued and  outstanding - 2,797,738 shares
in 2005, 2,614,195 shares in 2004
---------------------------------------------    ------------    ------------
Preferred Stock Backup Withholding                    (84,999)              0
---------------------------------------------    ------------    ------------
Common stock, $0.001 par value  Authorized             48,682          40,000
- 75,000,000 shares, Issued and outstanding
- 48,681,511 shares (40,530,000 shares - 2004)
---------------------------------------------    ------------    ------------
Additional paid-in capital                         17,225,738      11,155,000
---------------------------------------------    ------------    ------------

---------------------------------------------    ------------    ------------
Accumulated deficit                               (17,414,204)    (16,780,761)
---------------------------------------------    ------------    ------------
      Total Shareholders' Equity (Deficit)          1,477,703      (4,057,028)
---------------------------------------------    ------------    ------------
Total Liabilities plus Shareholders' Equity      $ 16,907,390    $  7,500,437
(Deficit)
---------------------------------------------    ------------    ------------


                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                     Year Ended December 31,
                                              2005            2004            2003
--------------------------------------    ------------    ------------    ------------

Net revenues                              $ 38,263,032    $ 32,426,414    $ 31,034,239

--------------------------------------    ------------    ------------    ------------
Cost of revenues, including                 34,905,874      30,210,042      27,960,377
inventory purchased from SOYO
Computer, Inc. of $0, $14,004,259
and $20,188,354 in 2005,2004 and 2003
respectively
--------------------------------------    ------------    ------------    ------------

Prior years' purchase discounts and
allowances settled in 2005                  (1,335,812)              0               0
--------------------------------------    ------------    ------------    ------------
Gross margin                                 4,692,970       2,216,372       3,073,862

--------------------------------------    ------------    ------------    ------------
Costs and expenses:
--------------------------------------    ------------    ------------    ------------
Sales and marketing                            911,039       1,577,609         814,847
--------------------------------------    ------------    ------------    ------------

General and administrative                   3,659,338       3,560,710       2,833,118

--------------------------------------    ------------    ------------    ------------
Provision for doubtful accounts                 34,513         956,738         390,555
--------------------------------------    ------------    ------------    ------------

Adjustment of Allowance                       (462,234)              0               0

--------------------------------------    ------------    ------------    ------------
Depreciation and amortization:
--------------------------------------    ------------    ------------    ------------
   Property and equipment                       35,394          34,998          15,689
--------------------------------------    ------------    ------------    ------------

--------------------------------------    ------------    ------------    ------------

               Total costs and expenses      4,178,050       6,130,055       4,054,209
--------------------------------------    ------------    ------------    ------------
Income (Loss) from operations                  514,920      (3,913,683)       (980,347)

--------------------------------------    ------------    ------------    ------------
Other income (expense):
--------------------------------------    ------------    ------------    ------------
   Interest income                               5,301               0          26,252
--------------------------------------    ------------    ------------    ------------

   Interest expense                           (129,567)        (23,371)        (26,248)
--------------------------------------    ------------    ------------    ------------
   Other income (expense)                      150,456          17,609          (3,445)
--------------------------------------    ------------    ------------    ------------
   Other income (expense), net                  26,190          (5,762)         (3,441)
--------------------------------------    ------------    ------------    ------------
Income (Loss) before provision                 541,110      (3,919,445)       (983,788)
(benefit) for income taxes
--------------------------------------    ------------    ------------    ------------
Provision for income taxes                         800             800             800
--------------------------------------    ------------    ------------    ------------
Net Income (loss)                              540,310      (3,920,245)       (984,588)
--------------------------------------    ------------    ------------    ------------

--------------------------------------    ------------    ------------    ------------
Less: Dividends on Convertible              (1,173,753)       (223,733)           --
Preferred Stock
--------------------------------------    ------------    ------------    ------------
Net loss attributable to common               (633,443)     (4,143,978)   $   (984,588)
shareholders
--------------------------------------    ------------    ------------    ------------
Net loss per common share -                       (.01)          (0.10)          (0.02)
Basic and diluted

--------------------------------------    ------------    ------------    ------------
Weighted average number of                  48,511,681      40,000,000      40,000,000
shares of common  stock
outstanding - Basic and diluted
--------------------------------------    ------------    ------------    ------------



                         SOYO Group, Inc. and Subsidiary
            Consolidated Statements of Shareholders' Equity (Deficit)
                  Years Ended December 31, 2005, 2004 and 2003


                                                                                       Additional         Total           Total
                                        Common Stock             Preferred  Stock        Paid In      Accumulated     Shareholders
                                    Shares      Par Value     Shares       Par Value     Capital     Equity Deficit  Equity Deficit

Balance, December 31, 2001         28,182,750       28,183    1,000,000         1,000       470,817      (918,737)     (418,737)
                                 ------------ ------------ ------------  ------------  ------------  --------------  --------------
Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                      11,817,250       11,817         --            --         (11,817)           --              --
Net loss for the year
  ended December 31, 2002                --           --           --            --            --       (10,733,458)    (10,733,458)
                                 ------------ ------------ ------------  ------------  ------------  --------------  --------------
Balance, December 31, 2002         40,000,000       40,000    1,000,000         1,000       459,000     (11,652,195)    (11,152,195)
                                 ------------ ------------ ------------  ------------  ------------  --------------  --------------
Net loss for the year
  ended December 31, 2003                --           --           --            --            --          (984,588)       (984,588)
                                 ------------ ------------ ------------  ------------  ------------  --------------  --------------
Balance, December 31, 2003         40,000,000       40,000    1,000,000         1,000       459,000     (12,636,783)    (12,136,783)
                                 ------------ ------------ ------------  ------------  ------------  --------------  --------------
Issuance of Preferred
Stock for Long Term Debt                 --           --      2,500,000     1,304,000    10,696,000            --        12,000,000
Dividends                                --           --        114,195       114,195          --              --           114,195
Accretion of Discount                    --           --           --         109,538          --              --           109,538
Net loss for the year
  ended December 31, 2004                --           --           --            --            --        (4,143,978)     (4,143,978)
                                 ------------ ------------ ------------  ------------  ------------  --------------  --------------
Balance, December 31, 2004         40,000,000       40,000    3,614,195     1,528,733    11,155,000     (16,780,761)     (4,057,028)
                                 ------------ ------------ ------------  ------------  ------------  --------------  --------------
Issuance of Common
  Stock for Private Placement         500,000          500         --            --         499,500            --           500,000
Issuance of Common
  Stock for Services                   30,000           30         --            --            --              --                30
Issuance of Common

  Stock for Payment of
  Accounts Payable                  5,645,330        5,645         --            --       3,608,744            --         3,614,389

Issuance of Common
  Stock for Payment of Loan         1,286,669        1,287         --            --         963,714            --           965,001
Issuance of Common
  Stock for Coversion of
  Preferred Stock                   1,219,512        1,220   (1,000,000)       (1,000)      998,780            --           999,000
Accretion of Discount                    --           --           --         174,753          --              --           174,753
Preferred Stock Backup
  Withholding                            --           --           --         (84,999)         --              --           (84,999)
Net Income                               --           --           --            --            --           540,310         540,310
Preferred Stock Dividends                --           --           --            --            --        (1,173,753)     (1,173,753)
                                 ------------ ------------ ------------  ------------  ------------  --------------  --------------
                                   48,681,511       48,682    2,614,195     1,617,487    17,225,738     (17,414,204)      1,477,703
                                 ============ ============ ============  ============  ============  ==============  ==============


                        SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                            Years Ended December 31,
                                                       2005           2004           2003
-----------------------------------------------    -----------    -----------    -----------
OPERATING ACTIVITIES
-----------------------------------------------    -----------    -----------    -----------

Net Income (loss)                                  $   540,310    $(3,920,245)   $  (984,588)
-----------------------------------------------    -----------    -----------    -----------
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
-----------------------------------------------    -----------    -----------    -----------
Depreciation                                            35,394         34,998         15,689

-----------------------------------------------    -----------    -----------    -----------
Provision for doubtful accounts                         34,513        956,738        390,555
-----------------------------------------------    -----------    -----------    -----------
             Loss on disposition of fixed assets          --             --            7,600
-----------------------------------------------    -----------    -----------    -----------
Changes in operating assets and
liabilities:
-----------------------------------------------    -----------    -----------    -----------
(Increase) decrease in:
-----------------------------------------------    -----------    -----------    -----------
Accounts receivable                                 (5,236,151)     3,785,110       (483,860)
-----------------------------------------------    -----------    -----------    -----------
Inventories                                         (4,128,119)     1,173,214      7,322,130
-----------------------------------------------    -----------    -----------    -----------
Prepaid expenses                                        51,432         18,557          6,741
-----------------------------------------------    -----------    -----------    -----------
Deposits                                                (2,109)        (9,776)        24,965
-----------------------------------------------    -----------    -----------    -----------
Increase (decrease) in:
-----------------------------------------------    -----------    -----------    -----------

Accounts payable - SOYO Computer, Inc               (1,314,910)    (5,242,343)    (6,246,682)

-----------------------------------------------    -----------    -----------    -----------
Accounts payable - other                             9,332,236      2,783,763        921,179
-----------------------------------------------    -----------    -----------    -----------

Accrued liabilities                                    509,316        236,059       (915,240)
-----------------------------------------------    -----------    -----------    -----------

-----------------------------------------------    -----------    -----------    -----------
Net cash provided by (used in)                        (178,088)      (183,925)        58,489
operating  activities

-----------------------------------------------    -----------    -----------    -----------

-----------------------------------------------    -----------    -----------    -----------
INVESTING ACTIVITIES
-----------------------------------------------    -----------    -----------    -----------

Purchase of property and equipment                    (621,970)      (158,670)        (4,589)
-----------------------------------------------    -----------    -----------    -----------
Net cash used in investing activities                 (621,970)      (158,670)        (4,589)

-----------------------------------------------    -----------    -----------    -----------

-----------------------------------------------    -----------    -----------    -----------

-----------------------------------------------    -----------    -----------    -----------



                        SOYO Group, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (continued)


-----------------------------------------------    -----------    -----------    -----------
FINANCING ACTIVITIES
-----------------------------------------------    -----------    -----------    -----------
Net decrease in revolving note payable                    --             --       (1,200,000)
-----------------------------------------------    -----------    -----------    -----------

Decrease in restricted cash                               --             --        1,000,000

-----------------------------------------------    -----------    -----------    -----------
Advances from officer, director and major              165,000           --          360,000
shareholder
-----------------------------------------------    -----------    -----------    -----------
Business Loan                                             --          913,750           --
-----------------------------------------------    -----------    -----------    -----------
Repayment of advances to officer, director and        (240,000)          --         (120,000)
major shareholder
-----------------------------------------------    -----------    -----------    -----------
Proceeds from issuance of common stock                 500,000           --             --
-----------------------------------------------    -----------    -----------    -----------
Payment of backup withholding taxes
on accreted dividends on preferred stock               (84,999)          --             --
-----------------------------------------------    -----------    -----------    -----------
Net cash provided by financing activities              340,001        913,750         40,000
-----------------------------------------------    -----------    -----------    -----------

-----------------------------------------------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS:
-----------------------------------------------    -----------    -----------    -----------
Net increase (decrease)                               (460,057)       571,155         93,900
-----------------------------------------------    -----------    -----------    -----------
At beginning of year                                 1,288,351        717,196        623,296
-----------------------------------------------    -----------    -----------    -----------

At end of year                                     $   828,294    $ 1,288,351    $   717,196
-----------------------------------------------    -----------    -----------    -----------

-----------------------------------------------    -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
-----------------------------------------------    -----------    -----------    -----------
Cash paid for interest                                  97,783         23,371         26,248
-----------------------------------------------    -----------    -----------    -----------
Cash paid for income taxes                                 800            800          1,000
-----------------------------------------------    -----------    -----------    -----------

-----------------------------------------------    -----------    -----------    -----------

-----------------------------------------------    -----------    -----------    -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------    -----------    -----------    -----------
Settlement of business loan of $913,750 and
accrued interest of $51,251 through issuance
of common stock                                        965,001           --             --
-----------------------------------------------    -----------    -----------    -----------
Settlement of accounts payable
through issuance of common stock                     3,614,419           --             --
-----------------------------------------------    -----------    -----------    -----------
Conversion of Class A preferred
stock to common stock                                    1,000           --             --
-----------------------------------------------    -----------    -----------    -----------
Accretion of discount on Class B                       174,753        109,538           --
preferred stock
-----------------------------------------------    -----------    -----------    -----------
Deemed dividend on Class A                             999,000           --             --
preferred stock
-----------------------------------------------    -----------    -----------    -----------
Noncash dividend on Class B
preferred stock                                           --          114,195           --

-----------------------------------------------    -----------    -----------    -----------

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

Based on the terms of the agreement between SOYO Taiwan and the third party, and specifically the limitation on the purchaser collecting no more than $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan, the Company has determined that this transaction was in substance a capital transaction. The Company recorded the issuance of the Class B preferred stock at its fair market value on March 31, 2004 of $1,304,000, which was determined by an independent investment banking firm. The $10,696,000 difference between the $12,000,000 long term payable and the $1,304,000 fair market value of the Class B preferred stock was credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock is being recognized as an additional dividend to the Class B preferred stockholder, and as an increase in the loss attributable to common stockholders, and is being accreted from April 1, 2004 through December 31, 2008.


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


     b.   Nature of Business


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


     In  2004,  the  emphasis   switched  from   motherboards  and  hardware  to
peripherals. Also in 2004, the Company introduced its VoIP products, which was part of the reason for the improved performance in 2005.


The Company sold over LCD monitors and televisions in 2005.

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


The Company has been totally reliant upon the cash flows from its operations to fund future growth. As noted above, the Company completed a small private placement in 2005, began factoring invoices to improve cash flows, and converted several million dollars of debt to equity, all of which improved the Company's financial condition. However, throughout the year and as of the date of this filing, the Company did not have any established credit facilities in place, and had no reliable external sources of liquidity in place, other than advances from officers, directors and shareholders.


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


Estimates recorded for warranties are based on historical data. The number and percentage of customers applying for warranties differs based on the price and sophistication of the product sold. For example, the number of customers applying for a warranty on a $1,000 television will always exceed the number of customers applying for warranty coverage on a $40 memory storage device. As such, that historical data is analyzed by management, and accruals to account for warranty costs are booked based on the relevant data, and adjusted if necessary to account for any special situations that may arise, such as aggressive sales incentive programs, or any special warranty programs that might have been offered.

Company policy is not to enter into guaranteed sales contracts, and the Company does not offer a refund policy for returned merchandise. For a period of one year, SOYO will replace any defective parts or workmanship, or at the Company's option, replace any defective product with a new product. After one year, SOYO will assist the customer by repairing or replacing any necessary parts, at the customer's expense.

If a special situation exists, and the Company agrees to accept merchandise back from a customer for credit, that credit is booked as a reduction to net revenues.

Amounts for sales incentives are booked based upon the type of sales incentive being offered. The Company offers three types of sales incentives to customers:
Co-op advertising credits, price protection, and sales discounts. In each case, the exact amount of the incentive is known up front, and the amount of the incentive is booked as a reduction to net revenues.

SOYO's return policy is similar for all consumer electronics and computer parts. For a period of one year, SOYO will replace any defective parts or workmanship, or at the Company's option, replace any defective product with a new product. After one year, SOYO will assist the customer by repairing or replacing any necessary parts, at the customer's expense.



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


Our revenue recognition policy for our consumer electronics, computer peripherals, and communications hardware businesses is designed to recognize revenue when it is earned. To that end, the Company recognizes revenue when there is evidence of an arrangement, title and risk of loss have passed, delivery has occurred, the sales price is fixed and collection of the related receivable is reasonably assured. Based on the contracts with each customer, the point where title is transferred is either at shipment or when the goods are received by the customer.

The Company offers price protection to its customers where SOYO Group, Inc. has published a Price List which reflects a reduced cost. Price Protection will be available for current inventory only which is on hand on the effective date of the price reduction, and for those products which maybe in- transit and for those products which have been invoiced directly from SOYO Group, Inc. within the Prior thirty (30) calendar days period. In these cases, the amount of price protection is calculated and recognized as a reduction of revenue.



Our revenue recognition policy differs for our communications equipment. The Company acts as an agent when it sells phone minutes and phone cards. The Company recognizes net revenue as an agent under EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Revenue from phone minutes and phone cards amounted to $616,946 in 2005 and is not considered material. The Company will make revenue policy disclosure specific to this business when it becomes material.

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


Price protection is a concession given by a vendor to the Company to compensate for the difference between the price of the product paid by the Company and a subsequent price reduction of the product. Price protection is an adjustment to product cost and accounts payable. Price protection is accrued when the price reduction of the product is determinable.

Rebate is a concession given by a vendor to the Company based on sales volume. Rebate is an adjustment to product cost and accounts payable. Rebate is accrued when the sales volume is attained.

Product returns pertain to the return of defective merchandise, customer dissatisfaction returns, and product returns per the return of product provision under the vendor agreement. Product returns is an adjustment to product cost and accounts payable. Product return is matched with the period when the product was purchased, including estimates to be incurred in the subsequent period.

Cooperative advertising and marketing are concessions given by a vendor to the Company in accordance with an agreement. Cooperative advertising and marketing are adjustments to marketing expenses and accounts payable.



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

     m.   Income (Loss) Per Common Share


     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2005, 2004 and 2003 because the Company incurred a loss attributable to common shareholders during such periods and their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2005, 2004 and 2003.



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

     p.   Stock-Based Compensation



               In December 2004, SFAS No. 123R, "Share-based Payment" was issued and replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value based model. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

          The Company currently accounts for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant..

          If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the years ended December 31, 2005 and 2004, the pro forma on net loss and net loss per share would have been as follows:

                                                                    December 31,
                                                                        2005
                                                                    ------------


          Net loss attributable to common shareholders, as          $  (633,443)
          reported

          Add: Stock based employee compensation
              expense included in reported net loss,
              net of related tax effects                                   --

          Deduct:  Total Stock-based employee
            compensation expense determined under
            fair-value based method for all awards not
            included in net loss                                       (238,103)
                                                                    ------------

          Pro-forma net loss attributable to common shareholders    $  (871,546)
                                                                    ============

          Loss per share:
            Basic and diluted - as reported                         $     (0.01)
            Basic and diluted - pro-forma                           $     (0.02)

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

          The  options  do  not  have  requisite   service  period  nor  market,
          performance, and service conditions.



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

3.   Accounts Receivable



The Company's accounts receivable at December 31, 2005 and 2004 are summarized as follows:



                                                 December 31,
--------------------------------------   -----------    -----------
                                             2005           2004
--------------------------------------   -----------    -----------
Accounts receivable                      $ 7,867,744    $ 3,151,432
--------------------------------------   -----------    -----------
Less:  allowance for doubtful accounts      (589,224)    (1,074,550)
--------------------------------------   -----------    -----------
                                         $ 7,278,520    $ 2,076,882
--------------------------------------   -----------    -----------

     Changes in the allowance for doubtful accounts for the years ended December 31, 2005 and 2004 are summarized as follows:

-------------------------------------------   -----------    -----------
                                                  2005           2004
-------------------------------------------   -----------    -----------
Balance, beginning of year                    $ 1,074,550    $   856,386
-------------------------------------------   -----------    -----------
Add:  Amounts provided during the year             34,513        956,738
-------------------------------------------   -----------    -----------
Less:  Amounts written off during the year        (57,605)      (738,574)
-------------------------------------------   -----------    -----------

Less:  Adjustment based on current estimate      (462,234)          --

-------------------------------------------   -----------    -----------
Balance, end of year                          $   589,224    $ 1,074,550
-------------------------------------------   -----------    -----------


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

Prior to 2005, management would book a certain percentage of sales each quarter to the allowance for doubtful accounts. During 2005, the Company hired a consultant to analyze the allowance. The result of this analysis was that the allowance was more than triple the amount the Company considered uncollectible. As a result, a reversal was made to bring the allowance in line with the estimate of uncollectible accounts, plus an additional reserve to account for unexpected losses. Since that time, management continues to review the account quarterly, and the allowance is maintained to represent the estimate of uncollectible accounts, plus an additional reserve to account for unexpected losses.

There were significant changes to the aging of accounts receivable between 2004 and 2005. The amount of past due receivables has dropped substantially, and two customers whose accounts had been considered uncollectible in 2004 began making payments in 2005, thereby changing the status of those accounts back to collectable. Additionally, the Company changed its product mix in 2005, resulting in a large number of new customers. As a result, the Company is now selling to many more customers, thereby reducing its credit risk.

The biggest change to the entire process from 2004 to 2005 is the way customer credit was evaluated. In 2004, the Company did all of the evaluation of customer credit internally. In 2005, the Company began factoring its invoices to improve cash flow. As a result, the factor buying the invoices began analyzing the Company's customers. The Company received a substantial benefit from this arrangement, as all customers credit was analyzed by external experts. As a result of getting this information from the experts, and the widely enhanced customer base, the Company believes that it improved the management of its receivables in 2005.

All of our receivables are sold with recourse. As such, the Company continues to evaluate each of these receivables monthly in regard to its allowance for bad debts. The original factor, Wells Fargo, bought all accounts without recourse. When they switched over to Accord, those transactions were "with recourse".





4.   Property and Equipment

     At December 31, 2005 and 2004, property and equipment consisted of the following:


                                                            December 31,
-----------------------------------------------------    ---------    ---------
                                                         2005         2004
-----------------------------------------------------    ---------    ---------
Computer and Equipment                                   $ 744,176    $  62,255
-----------------------------------------------------    ---------    ---------
Furniture and Fixtures                                      27,943       24,333
-----------------------------------------------------    ---------    ---------
Leasehold Improvements                                      83,928      149,890
-----------------------------------------------------    ---------    ---------
Automobiles                                                 11,075        8,675
-----------------------------------------------------    ---------    ---------
Less: Accumulated Depreciation                            (115,480)     (80,087)
-----------------------------------------------------    ---------    ---------
           Total                                         $ 751,642    $ 165,066
-----------------------------------------------------    ---------    ---------


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

     As of December 31, 2005, the Company had federal and state net operating loss carryforwards of $4,500,000 and $70,000 respectively, expiring in various years through 2024, which can be used to offset future taxable income, if any. The Company's net operating losses were reduced by $10,500,000 for the forgiveness of debt for tax purposes. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                                             Year ended
                                                            December 31,
------------------------------------------------  --------------- --------------

                                                       2004            2005
------------------------------------------------  --------------- --------------
Federal income tax                                      34%             34%
------------------------------------------------  --------------- --------------
State income tax                                         9%              9%
------------------------------------------------  --------------- --------------
Effect of net operating loss and net operating
loss carry forward                                     (43%)           (43%)
------------------------------------------------  --------------- --------------
Effective income tax rate                                0%              0%
------------------------------------------------  --------------- --------------



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



     b.   Geographic Segments


Revenues by geographic segment are summarized as follows:

                                        Year Ended December 31,
     ----------------- ------------- ------- ------------- ------- ------------- -------
                            2005        %         2004        %         2003        %
     ----------------- ------------- ------- ------------- ------- ------------- -------
     Revenues
     ----------------- ------------- ------- ------------- ------- ------------- -------
     United States      $20,055,470    56.7   $25,936,978    80.0   $23,043,136    74.3
     ----------------- ------------- ------- ------------- ------- ------------- -------
     Other N. America     1,615,080                   N/A                   N/A
     ----------------- ------------- ------- ------------- ------- ------------- -------
     Central and         $2,993,532     7.8    $6,317,907    19.5    $7,391,804    23.8
     South
     America
     ----------------- ------------- ------- ------------- ------- ------------- -------
     Hong Kong          $13,598,950    35.4      $171,529     0.5      $599,299     1.9
     and other
     locations
     ----------------- ------------- ------- ------------- ------- ------------- -------
     Total              $38,263,032   100.0   $32,426,414   100.0   $31,034,239   100.0
     ----------------- ------------- ------- ------------- ------- ------------- -------

During the years 2003 and 2004 segment data on the "Other N. America Business" segment was not kept as it was very small in relation to the size of the United States business at that time, no compilations of the data were made as there were no internal decision process that would have been governed by such information and the compilation of this information would have been impractical and offered no value to the organization.


Revenues by product line are summarized as follows:

       Year Ended December 31,
     --------------------- ------------- ------- ------------- ------- ------------- -------
                                2005        %         2004        %         2003        %
     --------------------- ------------- ------- ------------- ------- ------------- -------
     Revenues
     --------------------- ------------- ------- ------------- ------- ------------- -------
     Consumer Electronics   $18,739,719    49.0           N/A                   N/A
     --------------------- ------------- ------- ------------- ------- ------------- -------
     Computer parts and      18,906,367    49.4           N/A                   N/A
     peripherals
     --------------------- ------------- ------- ------------- ------- ------------- -------
     Voice and                  616,946     1.6           N/A                   N/A
     Communication
     --------------------- ------------- ------- ------------- ------- ------------- -------
     Total                  $38,263,032   100.0   $32,426,414           $31,034,239
     --------------------- ------------- ------- ------------- ------- ------------- -------



The breakdowns to segregate sales by product line is not available for years prior to 2005. During the years prior to 2005, the Company sold primarily computer parts and peripherals. The dollar volume of sales of Both consumer electronics and voice and communication products were very small and immaterial in the scope of the Company's business. As sales of consumer electronics and voice and communication products have grown, the Company has begun recognizing the sales in each category, and will continue to segregate the sales for reporting purposes in the future.


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

     The following is a summary of the Company's transactions and balances with SOYO Taiwan as of and for the years ended December 31, 2005, 2004 and 2003:


                                                December 31,
--------------------------------- ---------- ----------------- -----------------
                                     2005           2004              2003
--------------------------------- ---------- ----------------- -----------------
Accounts payable to SOYO Taiwan          $0        $1,314,910       $ 6,557,253
--------------------------------- ---------- ----------------- -----------------
Long-term payable to SOYO Taiwan         $0                $0       $12,000,000
--------------------------------- ---------- ----------------- -----------------





                                          Years Ended December 31,
--------------------------------- ---------- ----------------- -----------------
                                     2005              2004              2003
--------------------------------- ---------- ----------------- -----------------
Purchases from SOYO Taiwan               $0       $14,004,259       $20,188,354
--------------------------------- ---------- ----------------- -----------------
Payments to SOYO Taiwan            $873,050       $19,154,603       $18,842,244
--------------------------------- ---------- ----------------- -----------------

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


     During the first quarter of 2004, SOYO Taiwan entered into an agreement with an unrelated third party to sell the $12,000,000 long-term payable due it by the Company. As part of the agreement, SOYO Taiwan required that the purchaser would be limited to collecting a maximum of $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO Taiwan. SOYO Taiwan forgave debt in an amount equal to the difference between $12,000,000 and the value of the preferred stock. This forgiveness will be treated as a capital transaction. Payment was received by SOYO Taiwan in February and March 2004. An agreement was reached whereby 2,500,000 shares of Class B preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.


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


     Based on the terms of the agreement between SOYO Taiwan and the third party, and specifically the limitation on the purchaser collecting no more than $1,630,000 of the $12,000,000 from the Company without the prior consent of SOYO


Taiwan, the Company has determined that this transaction is in substance a capital transaction. Accordingly, the Company recorded the issuance of the Class
B preferred stock at its fair market value in 2004, with the difference between the $12,000,000 long-term payable and the fair market value of the Class B preferred stock credited to additional paid-in capital. The difference between the fair market value and the liquidation value of the Class B preferred stock will be recognized as an additional dividend to the Class B preferred stockholder, and will be accreted through December 31, 2008.

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


                                            Three months ended:
------------------ ---------------- --------------- --------------- -------------- -------------
                    March 31, 2005   June 30, 2005   Sept 30, 2005   Dec 31, 2005      Total
------------------ ---------------- --------------- --------------- -------------- -------------

Net revenues            $3,962,520      $8,494,311      $9,233,430    $16,572,771   $38,263,032

------------------ ---------------- --------------- --------------- -------------- -------------
Gross margin            $1,522,035      $1,054,872        $206,771     $1,909,292    $4,692,970

------------------ ---------------- --------------- --------------- -------------- -------------
Income (loss)             $308,724         $36,760       ($944,641)      $651,843       $52,686
from
Operations
------------------ ---------------- --------------- --------------- -------------- -------------
Other Income               $77,951         $65,359        $582,449     ($237,335)      $488,424
(Expense), Net
------------------ ---------------- --------------- --------------- -------------- -------------
Income (loss)             $386,675        $102,119       ($362,192)      $414,508      $541,110
before taxes
------------------ ---------------- --------------- --------------- -------------- -------------
Income taxes                                                                  800           800

------------------ ---------------- --------------- --------------- -------------- -------------
Net Income                $386,675        $102,119       ($362,192)      $413,708      $540,310
(loss)
------------------ ---------------- --------------- --------------- -------------- -------------



------------------ ---------------- --------------- --------------- -------------- -------------
Dividends                  $39,213         $42,458         $42,935     $1,049,147    $1,173,753
------------------ ---------------- --------------- --------------- -------------- -------------
Net                       $347,462         $59,661       ($405,127)     ($635,439)    ($633,443)
Income(Loss)
Attributable to
Common
Shareholders

------------------ ---------------- --------------- --------------- -------------- -------------
Net income
  (loss) per
  common share -
Basic

Diluted                       .01             --              (.01)          (.01)         (.01)
                              .01             --              (.01)          (.01)         (.01)


------------------ ---------------- --------------- --------------- -------------- -------------
Weighted
  average
  number of
  common
  shares
  outstanding -

Basic                   48,681,511      48,681,511      48,681,511     48,681,511    48,681,511
Diluted                 52,736,204      52,736,204      48,681,511     48,681,511    48,681,511

------------------ ---------------- --------------- --------------- -------------- -------------


------------------ ---------------- --------------- --------------- -------------- -------------
                    March 31, 2004   June 30, 2004   Sept 30, 2004   Dec 31, 2004      Total
------------------ ---------------- --------------- --------------- -------------- -------------
Net revenues            $8,594,302     $10,194,388      $9,347,427     $4,290,297   $32,426,414
------------------ ---------------- --------------- --------------- -------------- -------------
Gross margin             1,113,168         398,972         307,513        396,719     2,216,372
------------------ ---------------- --------------- --------------- -------------- -------------
Income (loss)               94,705        (924,036)       (809,416)    (2,274,936)   (3,913,683)
from
Operations
------------------ ---------------- --------------- --------------- -------------- -------------

Other Income                  --            (4,745)         (4,745)         3,728       (5,762)
(Expense), Net

------------------ ---------------- --------------- --------------- -------------- -------------
Income (loss)               94,705        (928,781)       (814,161)    (2,271,208)   (3,919,445)
before taxes
------------------ ---------------- --------------- --------------- -------------- -------------
Income taxes
------------------ ---------------- --------------- --------------- -------------- -------------
Net Income                  94,705        (928,781)       (814,161)    (2,271,208)   (3,919,445)
(loss)
------------------ ---------------- --------------- --------------- -------------- -------------
Net income
  (loss) per
  common share -
Basic                   $     --             ($.02)          ($.02)         ($.06)        ($.10)
Diluted                 $     --             ($.02)          ($.02)         ($.06)        ($.10)
------------------ ---------------- --------------- --------------- -------------- -------------
Weighted
  average
  number of
  common
  shares
  outstanding -
Basic                   40,000,000       40,000,000      40,000,000       40,000,000
Diluted                 40,000,000       40,000,000      40,000,000       40,000,000
------------------ ---------------- ---------------- --------------- ---------------- ----------

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



ITEM 9A.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures:


     The Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Form 10-K and have concluded, based on that evaluation, that as of such dates, the Company's disclosure controls and procedures were not effective. In addition, the Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented.

     The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including the fact that the Company's system of internal control requires considerable manual intervention to do the following: (1) properly record accounts payable to vendors for purchases of inventory, (2)to properly record adjustments to inventory per the general ledger to physical inventory balances, (3) to properly record inventory adjustments to the lower of cost or market using the average inventory method, (4) to have adequate controls over interim physical inventory procedures, and (5) to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling all relevant contemporaneous documentation for ongoing business transactions, and significant turnover in the Company's financial staff. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the period ended December 31, 2005.

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

     To address these significant deficiencies and material weaknesses, the Company took the following corrective actions:

     While the Company is searching for a new accounting manager, the Company has retained a financial consultant and former CPA to oversee the day to day management of the accounting department. The Company has recently added additional personnel to complete the day to day accounting tasks. The Company needs and is seeking to immediately hire an Accounting Manager and additional personnel to focus on financial accounting and reporting issues.

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

--------------------------- -------- -------------------------------------------
Name                        Age      Position Held
--------------------------- -------- -------------------------------------------

Ming Tung Chok              45       Chief Executive Officer and Director
--------------------------- -------- -------------------------------------------
Nancy Chu                   49       Chief Financial Officer, Secretary and
                                     Director
--------------------------- -------- -------------------------------------------
Paul F. Risberg             44       Director
--------------------------- -------- -------------------------------------------
Chung Chin Keung            39       Director
--------------------------- -------- -------------------------------------------
Zhi Yang Wu                 35       Director

--------------------------- -------- -------------------------------------------


     Ming Tung Chok has served as the President, Chief Executive Officer and Director of the Company since October 25, 2002. Prior to serving in this capacity, Mr. Chok was the Vice President of Engineering of SOYO Group, Inc. for the past five years. Mr. Chok received his Bachelor Degree in Electrical Engineering from the California State University, Long Beach. Mr. Chok is married to Ms. Nancy Chu who is a Director, the Chief Financial Officer and the Secretary of the Company.


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

----------------------------- ------------------------ -------------------------
Name/Title/Address(1)          Total Number of Shares   Percentage Ownership(2)
----------------------------- ------------------------ -------------------------
Ming Tung Chok                 12,000,000               24.50%
----------------------------- ------------------------ -------------------------
Nancy Chu                      14,209,548               29.00%
----------------------------- ------------------------ -------------------------
Paul F. Risberg                    19,000                 .04%
----------------------------- ------------------------ -------------------------
Chung Chin Keung                   10,000                 .02%
----------------------------- ------------------------ -------------------------
Zhi Yang Wu                        10,000                 .02%
----------------------------- ------------------------ -------------------------
All officers and directors     26,248,548               53.58%
as a group (3)
----------------------------- ------------------------ -------------------------
Urmston Capital (4)             4,054,693                8.28%
----------------------------- ------------------------ -------------------------

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

     The following is a summary of the Company's transactions and balances with SOYO Taiwan as of and for the years ended December 31, 2005, 2004 and 2003:


December 31,
-----------------------------------------------   ----------    ----------
                                                     2005          2004
-----------------------------------------------   ----------    ----------
Accounts payable to SOYO Taiwan                           $0    $1,314,910
-----------------------------------------------   ----------    ----------
Long-term payable to SOYO Taiwan                          $0            $0
-----------------------------------------------   ----------    ----------



Years Ended December 31,
-------------------------------------   -----------   -----------   -----------
                                            2004          2003          2002
-------------------------------------   -----------   -----------   -----------
Purchases from SOYO Taiwan                       $0   $14,004,259   $20,188,354
-------------------------------------   -----------   -----------   -----------
Payments to SOYO Taiwan                    $873,050   $19,154,603   $18,842,244
-------------------------------------   -----------   -----------   -----------


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

-------------------------------------   ---------   ---------
                                           2005        2004
-------------------------------------   ---------   ---------

Audit Fees (1)                          $ 107,000   $ 143,510
-------------------------------------   ---------   ---------
Tax Fees                                   13,000      15,640

-------------------------------------   ---------   ---------
All Other
Fees
-------------------------------------   ---------   ---------

Total                                   $ 120,000   $ 159,150
Fees

-------------------------------------   ---------   ---------

(1) Includes annual audit fees and fees for preissuance review of quarterly filings.

Grobstein, Horwath & Company, the Company's predecessor auditors, charged $6,000 each year for a review and reissuance of the Company's 2003 audit report.


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

10.5      Office Lease at 140 S. Vintage Ave., Ontario, CA dated August 21, 2003

21.1 Subsidiaries of the Company, Incorporated herein by reference to the Form 10-K, File No. 333-42036, filed on April 15, 2003

23.1 Consent of Independent Registered Public Accounting Firm, Vasquez & Company LLP

23.2 Consent of Independent Registered Public Accounting Firm, Grobstein, Horwath & Company LLP

31.1      CERTIFICATION  REQUIRED BY RULE  13a-14(a) OR RULE 15d-14(d) AND UNDER
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*

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

                                SOYO GROUP, INC.


Dated:  February 26, 2007          By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title:  President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  February 26, 2007          By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title: President, Chief Executive Officer and
                                   Director


Dated:  February 26, 2007          By  /s/ Nancy Chu
                                   ---------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and

Dated:  February 26, 2007          By  /s/ Paul F. Risberg
                                   ---------------------------------------------
                                   Name: Paul F. Risberg
                                   Title: Director

Dated:  February 26, 2007          By  /s/ Chung Chin Keung
                                   ---------------------------------------------
                                   Name: Chung Chin Keung
                                   Title: Director

Dated:  February 26, 2007          By  /s/ Zhi Yang Wu
                                   ---------------------------------------------
                                   Name: Zhi Yang Wu
                                   Title: Director