Form 10-K
period 2006-12-31
SOYO GROUP INC
filed 2007-04-02
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended December 31, 2006


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

Large accelerated filer [ ]   Accelerated filer  [ ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No


     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2007 was $27,454,286, based on the closing bid price of $0.56 per share on March 30, 2007.

     As of March 31, 2007, there were 49,025,511 shares Outstanding.

     Documents Incorporated by Reference: None

                                SOYO GROUP, INC.
                                    FORM 10-K
                                      INDEX

                                                                           Page
                                                                         -------

                                     PART I


Item 1. Business...............................................................5

     1A. Risk Factors.........................................................15

     1B. Unresolved Staff Comments............................................17


Item 2. Properties............................................................17

Item 3. Legal Proceedings.....................................................17

Item 4. Submission of Matters to a Vote of Security Holders...................20

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities.................................20

Item 6. Selected Financial Data...............................................23

Item 7 Management's Discussion and Analysis of Financial Conditionand Results
       of Operations..........................................................24

Item 7A Quantitative and Qualitative Disclosures About Market Risk............44

Item 8. Financial Statements and Supplementary Data...........................44

Item 9. Changes in and Disagreements with Accountants on

        Accounting and Financial Disclosure...................................80

Item 9A. Controls and Procedures..............................................83

Item 9B. Other Information....................................................85


                                    PART III



Item 10. Directors, Executive Officers and Corporate Governance...............85

Item 11 Executive Compensation................................................88

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................91

Item 13. Certain Relationships, Related Transactions and Director
         Independence.........................................................92

Item 14. Principal Accountant Fees and Services...............................93


                           PART IV


Item 15. Exhibits and Financial Statement Schedules ..........................94

Signatures....................................................................95

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

On December 27, 2001, pursuant to a stock purchase agreement dated December 27, 2001, Kevin Halter Jr. purchased 6,027,000 shares of the Company's common stock from Deborah Duffy representing approximately 51% of the Company's issued and outstanding shares of common stock. Simultaneously with the purchase, the current officers and directors of the Company, namely, Deborah Duffy, Rachel Braun and Peter C. Cullen, resigned and the following three persons were elected to replace them: Kevin Halter Jr., President and Director, Kevin B. Halter, Secretary, Treasurer and Director and Pam Halter, a Director.

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

4. Kevin Halter Jr. resigned from his position as President and Director, Kevin B Halter resigned from his position as Secretary, Treasurer and Director and Pam Halter resigned from her position as Director. Effective October 25, 2002, Nancy, Ming and Bruce Nien Fang Lin began serving their terms as directors of the Company. These newly elected directors then appointed the following persons as officers:

------------------- -----------------------------------------------------
Name                Title
------------------- -----------------------------------------------------
Ming Tung Chok      President, Chief Executive Officer
------------------- -----------------------------------------------------
Nancy Chu           Chief Financial Officer
------------------- -----------------------------------------------------
Nancy Chu           Secretary
------------------- -----------------------------------------------------

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

SOYO Inc. was incorporated in Nevada on October 22, 1998.

Through 2004, the Company was a distributor of computer products, a substantial portion of which were manufactured in Taiwan and China. Through SOYO Inc., the

Company offered a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The product line also included basic bare bones PC motherboard systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for the small office and home office (SOHO) market segment.

In 2004, the Company expanded its product offerings into new and higher margin segments. The offerings were divided into three areas: Computer Components and Peripherals, Communications Equipment, and Consumer Electronics.

SOYO Group's products have always been sold through an extensive network of authorized distributors to resellers, system integrators, and value-added resellers (VARs). SOYO's distribution network also includes product sales through major retailers, mail-order catalogs and e-tailers to the consumers throughout North America and Latin America.

In 2006, SOYO embarked on many new marketing and product programs including the launch of its Specialty Displays Division to focus effort on display sales and distribution and to promote the newly acquired GoVideoTM brand license integration into the SOYO product portfolio. SOYO was also able to expand its presence through distribution in the retail channels of Walmart.com, Samsclub.com, ShopNBC.com, Target.com, eCOST.com, direct2own.com and BDILaguna which now carry various SOYO product lines. In parallel with these efforts, SOYO has continued development on its own direct to consumer eStores with the goal of having all of SOYO's products available for direct purchase.

The company also had several new product introductions including dual screen 17" and 19" monitors, the "FreeStyler" Bluetooth Stereo Headphone and Transmitter Combo and the U201 USB Phone.

PRODUCTS

SOYO Group, Inc. is the exclusive provider of SOYO branded products in the US and Latin America and actively promotes the SOYO brand in these regions. In addition, SOYO distributes many other electronic products and brands; some of these are licensed such as Go Video and others created by SOYO. On April 5, 2006, SOYO announced that it entered into a two year agreement with Opta Corporation for the use of the GoVideo(R) brand for distribution of SOYO LCD and plasma TV, computer monitors and rear and front screen projectors in the United States and Canada. SOYO is continually exploring branding opportunities with other potential partners. Some brands that SOYO currently distributes include the following:


SOYO                            Dragon
GoVideo(R)                      Bay One
Sage                            Atlas
Z-Connect                       Dymond
SlimEX
Cigar
FreeStyler

SOYO pays GoVideo a $75,000 royalty per quarter for use of the GoVideo name and trademark. There are no licensing fees associated with any of the other brands listed above.

All of the products available to SOYO customers fall into three major product groups: Consumer Electronics, Computer Peripherals and Communications.

Consumer Electronics Products

In 2005, SOYO Group, Inc. entered the consumer electronics market which then accounted for over 30% of its sales. In 2006, this product category accounted for nearly 46% of sales.

Home Entertainment Flat Screen Televisions

SOYO's Ultra Slim flat-panel, HD-Ready LCD TV's range in size from 20-inch at 640 x 480 resolution to 47-inch at 1920 x 1080 resolution and are promoted under the SOYO and GoVideo brand names. The products offer a wide range of multimedia entertainment options, including broadcast, cable and satellite television programming, as well as DVD and VHS movies, video and online gaming, and the capability of surfing the Internet or acting as a display for a PC. Incorporating advanced imaging technology features such as 3:2 pull down, progressive scan and a digital 3D comb filter that bring you larger, clearer pictures, the Atlas LCD TV features two removable 10-watt speakers that deliver stereo surround sound. SOYO offers these products under the Dymond, Onyx, Crystal, and Atlas product lines.

Bluetooth Wireless Headphone

The FreeStyler Bluetooth Headset product line is available in stereo and single ear versions. Supported by Bluetooth 1.1V with 2402~2480MHz frequency range, FreeStyler provides up to 10 meter operation range hands free, and its auto Pairing and authentication function allows users to connect to their cellular phone and PDA wirelessly. With 4~6 hours talk time and 200 hours standby time, the 120mA 3.7V rechargeable battery requires 1.5~2.0 hours charging time.

Furniture and Cabling

Most of SOYO's large flat panel TV screens will need to either be wall mounted or stood on pedestal furniture. To that end, SOYO designed the Pro-Series line of TV wall mounting hardware. Measuring 2-5/8" thick the UL listed mountings are an ultra-slim, commercial grade system that can support screen sizes up to 60" with a 15(degree) tilt. SOYO also offers a new line of pedestal furniture offerings under the Le Vello series.

For connectivity to flat panel TV's, SOYO offers cabling solutions under the Dragon branded product line featuring 24 Karat gold contacts.

Computer Components and Peripherals

Motherboards/Bare Bones Systems

The motherboard, which is the physical arrangement in a computer that contains the computer's basic circuitry and components, has been an integral part of most personal computers for more than twenty years. SOYO's Bare Bones System product solution is the basis for any computer system and is offered in AMD and Intel platform configurations. Of the more than 300 motherboard products that SOYO has sold in the past there remain a few active products in this category as well as ongoing support for the install base. SOYO now focuses on specialty markets for its motherboard systems.

Portable Storage Devices and Connectivity

The SlimEx 20GB and 40GB USB 2.0 Hard Drives are designed for desktop and laptop users who need high capacity portable storage in an ultra-small package. Large graphics and audio files are quickly displayed, copied or transported to any USB Ported computer. Incorporating a 1.8-inch hard disk from Toshiba, the Slim Drives measure just 3.9" x 2.4" x 0.4" (LWH) and weigh only 2.85 oz. The Slim Drives fit easily into a pocket, purse or briefcase for convenient travel and leave a small footprint on the desktop. Compatible with both PC and Macintosh operating systems, the SlimEx's USB 2.0 cable delivers fast transfer rates of up to 480Mbps and does not require any external power supplies or batteries.

Flash memory is a specialized type of memory component used to store user data and program code. It retains such information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is also found in common consumer products, including MP3 music players, handheld voice recorders and digital answering machines, as well as industrial products. Portable flash memory has assumed many various forms over time. To address this growing product segment, SOYO currently offers a 12-in-1, 9-in-1 and 6-in-1 flash media reader / writer system under the SOYO and BayOne(R) product lines. With both internal and external system configurations available, these products allow for connectivity of multiple devices to computers and the ability to download digital photos, video, MP3 music or synchronize with handheld devices all at the same time. The multiple memory reader/writer slots can be used simultaneously. The systems are designed to be universally compatible with all CPU systems and external devices.

Other connectivity devices contained in this product category include TechAID hardware debug cards and PlayStation to PC joystick game pad converters.

LCD Monitors

Under the Dymond, SOYO and GoVideo brand names, SOYO offers a complete line of LCD monitors for the PC market. From dual screen 19" to single screen 15.4" systems, SOYO products incorporate TFT (Thin Film Transistor) display technology in a compact design that frees up desk space. Designed to provide a display solution for a wide variety of applications at the office, home or school, the SXGA (Super Extended Graphics Array) technology delivers text and images to assist in creating spreadsheets and reports, writing emails, preparing presentations, watching movies, playing games, or surfing the Internet.

Communications Equipment

Launched in November 2004, the Soyo "Z-Connect" family of Voice over IP products and services includes an IP phone, a USB Skype phone, routers, adapters and two versions of the gateway, delivering VoIP capabilities with zero set-up fees, zero monthly fees, zero service contracts, zero configuration and zero hidden charges. All hardware is SOYO branded.

The company is also offering DID numbers for the Z-Connect family of products, allowing calls to be received from any other phone over any IP network or through the PSTN, and also offers the SOYO SAGE Smart Calling Card which offers consumers cost savings on long-distance calls. Through a strategic agreement with China Unicom USA Corporation, a division of China Unicom Ltd. (NYSE: CHU), SOYO uses its Public Service Telephone Network and Voice over Internet Protocol network to give users the ability to dial and receive local, long distance, and international calls.

Due to other opportunities in other key product sectors, relative profitability indicators and alternate strategic direction of the business in general, SOYO is decreasing its focus on the communication equipment market.

PRODUCTION

SOYO Group does not produce the components that it distributes. Approximately 80% of SOYO Group, Inc.'s products are supplied by companies located in Taiwan and China. As of December 31, 2006, no single supplier is supplying more than 44% of the products distributed and sold by the SOYO Group. Aside from this one vendor, no other company supplies more than 17% percent of the products that the Company sells.

TRANSPORTATION AND DISTRIBUTION

SOYO is primarily an electronics importer and distributor. As the majority of SOYO products originate in the Far East (Taiwan and China) SOYO adds value to the product chain by connecting these products with numerous distributors and retailers across North America. Products are bulk shipped via sea cargo carriers through US ports, cleared through customs and are freighted in to SOYO distribution centers to be ultimately sent on to distributors and retailers. This process usually takes 6 to 8 weeks. To this end, SOYO has built up a logistics team that is able to provide product through this channel. Any deviation from this planned routine will typically increase product costs. Deviations from the normal course of transit such as dock worker strikes, increases in fuel costs, expedited delivery times, customs delays, shipment damage, lost cargo and other unforeseen issues can result in unsatisfied customers.

As all product transportation and movement activities are dependent on fuel this commodity can significantly affect the costs of SOYO's goods from origination through to final destination and continuing with shipping on returned goods under the S.A.F.E. program. It is unlikely that any short run increase in fuel prices can be passed along to consumers. Long term increases in fuel costs eventually will be passed along to distributors and consumers in the form of increased prices or transportation surcharges.

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

SOYO Group, Inc.'s principal sales strategy targets three main markets: (1) end-user consumers; (2) small business users; and (3) small office / home users or SOHO's. To reach target customers, SOYO Group, Inc. sells its products through a wide range of sales channels including national distributors, such as A.S.I. and D&H Distributing, along with regional distributors that specialize in promoting our products to resellers, e-tailers, system builders and other small retailers. To reach end-user consumers and small business users, SOYO Group, Inc. partners with major electronic chain retail stores and mail-order catalogs throughout the continental U.S.A. and Canada including Best Buy Co., Inc., CompUSA, Office Depot, Fry's Electronics, MicroCenter and TigerDirect (a subsidiary of Systemax, Inc.). In 2006, SOYO substantially increased its presence in Canada through the addition of Wal-Mart Canada as a reseller of the SOYO product line.

For the Latin American market, system builders and value-added resellers (VAR) are the primary targets. To reach these customers, SOYO Group, Inc. uses an extensive network of international, national and regional distributors. There are sales offices in Sao Paolo, Brazil, which offer local technical support and return authorization to better service customers in both Brazil and Argentina. As of December 31, 2006, approximately 18% of the SOYO Group's sales and revenues were generated from the Latin American market.

Within the three segments that SOYO distributes product in, namely, communications, consumer electronics and computer peripherals, both B2B (business to business) marketing tactics (such as computer motherboards) and B2C (business to consumer) marketing tactics (such as LCD TV's) are required. In the past, product promotion was primarily done at the retailer level and not at SOYO's level (the distributor level). Typically, big box retailers will hold back some of the product price to cover these marketing costs at their level. This is commonly referred to as Market Development Funding (MDF) or Marketing Cooperation Fees (COOP).

Moving forward, SOYO is altering its marketing strategy for its brands to assume a more direct level in the promotion role. Many of the consumer electronic products distributed by SOYO are targeted at the young male demographic. Specifically, the 18-34 year old males, who are early adopters of technology and are likely to convey their opinions on products to others and influence subsequent purchase decisions in other parties. In the past, common effective roads to this demographic were in television commercials and print advertising. Recently, technological progressions which allow for the avoidance of advertisements and the internet has caused this demographic to become much more challenging to reach. Because of this, embedded marketing techniques are now being employed to reach this sought after demographic. These techniques include sports sponsorships whereby the message or brand is advertised in the action such as wearing a brand name or product identifier on clothing. Other techniques include placing advertisements in video games, placing product and brand names in movies and programming, advertising on key web sites, etc.

In pursuit of this alternative strategy with respect to brand promotion, SOYO has recently begun to sponsor Mixed Martial Arts Athletes. On October 2, 2006, SOYO sponsored Eric "Big E" Pele in his Bodog fight against Antonio Silva. SOYO has seen benefits from this activity in the form of increased traffic on its web sites. Mixed Martial Arts is unique in that it is now starting to move into mainstream sports in North and Latin America and is becoming as popular as or more popular than boxing by some estimates. Due to its relative infancy however, sponsorship in the MMA arena is currently very cost favorable to the sponsors. The fan base falls well within one of SOYO's target demographics and responds positively to brand promotions. SOYO has chosen a variable approach to sponsorship to mitigate the risks associated with sponsoring a single athlete.

These actions mark a substantial change in SOYO's role with respect to marketing and brand promotion yet is in line with a new strategic direction of building stronger brand recognition and building the quality of the SOYO product portfolio. SOYO intends to build on these early promotional experiences in the years to come and create a name and product line that can compete effectively at a higher level in the competitive hierarchy.

Other advertising outlets that SOYO will engage in for the consumer side include internet, periodicals and other sports related advertising. On the resale side, the internet, trade journals, and trade show attendance will be utilized to promote the brand and acquire key industry contacts.

SOYO currently also engages in some trade show activity. The largest of these events is the Consumer Electronics Show . Some others include the Custom Electronics Design and Installation Association www.cedia.net and Retail Vision www.retailvision.com.

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

SOYO is continually evolving to meet the needs of its customer base and to resonate well with them. SOYO has recognized the 18-34 year old demographic as one such key group that we are reaching out to.

The following table shows all customers that accounted for more than 10% of Company sales in a given year:

Year End   Key Customer               Revenues          % of Net Revenue

2006       N/A
2005       E23                      $13,552,324                35%
2004       SYX Distribution, Inc.    $8,591,711                26%
           aka Tiger Direct
2003       SYX Distribution, Inc.    $9,943,855                32%
           aka Tiger Direct

SUPPLIERS

>From the Company's inception through December 31, 2003, over 80% of the products sold were produced by SOYO Taiwan. In 2004, the Company went through a partial reorganization, changing the sales mix. The decision was made to focus more on peripherals, VoIP, and other products, while deemphasizing sales of hardware and motherboards, which are much more mature markets. As a result, the Company significantly reduced its reliance on SOYO Taiwan.

As of December 31, 2006, no more than 44% of the products distributed by the SOYO Group are being supplied by any one supplier. Other than that single supplier, no other Vendor supplied more than 17% percent of the Company's inventory available for sale. SOYO Group, Inc. is establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

In continuing efforts to work with and leverage its supply base, SOYO entered into an agreement with GE Capital in 2006 whereby GE guarantees payment to GE approved vendors thereby facilitating larger orders, decreasing risk and allowing SOYO to seamlessly finance these transactions.

REGULATIONS

SOYO Group, Inc. is subject, to various laws and regulations administered by various state, local and international government bodies relating to the operation of its distribution facilities. SOYO Group, Inc. believes that it is in compliance with all governmental laws and regulations related to its products and facilities, and it does not expect to make any material expenditure in 2007 with respect to compliance with any such regulations.

COMPETITION

With the wide range of product offerings, SOYO Group, Inc. competes with a large number of small and well-established companies that produce and distribute products in all categories.

SOYO competes with many companies that import, distribute and act as OEM's. However, there are few companies that follow SOYO's business methods overall as most of the companies acting as OEM's spend significantly on R&D whereas SOYO relies upon its suppliers for such services.

Among those that SOYO competes with directly in the marketplace in the consumer electronics industry include AU Optronics, LG.Philips LCD, Syntax Brillian, JVC, LG Electronics, Panasonic, Philips, Samsung, Sharp, Sony, Thompson, and Toshiba. The primary product offering common among this group is LCD TV's which account for a substantial portion of SOYO sales. Most of the competition in this product line pivots around price point and brand identity and to a lesser extent, features. Because of this, industry gross margins experience downward pressure. Secondary product offerings such as furniture are substantially less competitive and offer the opportunity for product differentiation and better margins.

Some computer component competitors include Dell, Hewlett-Packard, Gateway, and ViewSonic, which can compete in multiple product categories including the motherboard and computer monitors. Unlike LCD TV's however, computer monitors offer more favorable margins. Some other computer component competitors include Abit, Asus, Gigabyte, MSI, Daewoo, SanDisk, Lexar Media and SimpleTech which compete in the other product categories.

Some communications competitors include Vonage, Packet8 and Net2Phone which offer communications packages, services and equipment in the VoIP and or calling card arenas. Competition in this sector is also very robust as it is very difficult to differentiate products or services.

EMPLOYEES

As of March  31,  2007,  the  Company  employed  thirty  six (36)  people at its
headquarters   in  Ontario,   California.   The  Company  also  employs  outside
consultants as needed to meet business objectives.

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

Segments of our business, particularly the LCD television business, are subject to rapidly changing prices. As a result, we must often negotiate new pricing, discounts and price protection issues with customers while inventory is either in transit or just landed. If our distributors do not negotiate in good faith, or there is any damage to the products we ship, it could damage our relationship with our distributors and customers, which will adversely affect our sales and profitability.

We rely on a single supplier for a significant portion of our business. If the supplier is unable to produce the necessary amount of merchandise, our business could suffer.

In 2006, 44% of the SOYO Group's net revenue resulted from products purchased from a single supplier. If that supplier is unable to produce and sell merchandise to us in the quantities ordered, our revenue would be affected while we found other sources of merchandise. The Company is currently negotiating with different suppliers to reduce our dependence on one supplier.

Increases in cost or disruption of supply could harm our business.

Our business and profitability is reliant on our ability to order and obtain product within specified timelines. Any shortages of materials, such as LCD panels, could affect our ability to obtain merchandise and harm our business.

Increases in the cost of energy could affect our profitability.

We were adversely affected in 2005 and 2006 by the skyrocketing price of fuel, which led to higher freight costs. If the price of shipping merchandise continues to climb, it will affect our future profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.



ITEM 2. PROPERTIES

The Company's corporate headquarter is located at 1420 S. Vintage Ave. Ontario, California, 91761. The property is under a lease agreement expiring November 30, 2008 with terms and conditions as stipulated below:


------------ ----------------------- -------------- --------------- -----------
Facility     Address                 Lease          Lease           Area
                                     Inception      Expiration
------------ ----------------------- -------------- --------------- -----------
Office and   1420 S. Vintage Ave,    9/1/2003       11/30/2008      42,723
Warehouse    Ontario CA                                             sq. ft.
------------ ----------------------- -------------- --------------- -----------

Rent Schedule:

------------------- ---------------------- --------------------
Start Date          End Date               Base Rent (NNN)
------------------- ---------------------- --------------------
October 1, 2004     February 28, 2006      $16,869.84
------------------- ---------------------- --------------------
March 1, 2006       November 30, 2008      $17,724.30
------------------- ---------------------- --------------------

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


ITEM 3. LEGAL PROCEEDINGS.


     Pourvajdi v. Soyo Group, Inc., et al. On April 14, 2005, Afshin "Andy" Pourvajdi filed a civil Complaint in the Superior Court of the State of California for the County of San Bernardino against the Company, Nancy Chu and DOES 1 through 50. Pourvajdi asserted four causes of action in his Complaint:
(1) Double Damages for Violation of Labor Code Section 970; (2) Misrepresentation; (3) Intentional Infliction of Emotional Distress and (4) Breach of Contract. On each of the first two causes of action, Pourvajdi prayed for an award of damages of no less than $200,000, or according to proof, plus an unspecified amount of punitive damages, his costs of suit and for such other and further relief as the Court deemed just and proper. On the third cause of action, Pourvajdi sought general damages, medical and related expenses, lost earnings (both past and future), punitive damages, costs of suit and for such other and further relief as the Court deemed just and proper. No damage amount was identified for any of the damage elements associated with the third cause of action. On his fourth cause of action, Pourvajdi sought an unspecified amount he claimed was due under the alleged contract with Soyo, plus unspecified amounts of attorneys fees, costs and such other and further relief as the Court deemed just and proper. This action was settled, and the entire action was dismissed with prejudice in the last quarter of 2006.

     Soyo Inc. v. XtraPlus, etc, et al. On or about September 27, 2004, Soyo, Inc. ("Soyo") sold computer components to XtraPlus Corporation, dba ZipZoomFly.com ("XtraPlus"), a computer retailer. Soyo invoiced XtraPlus for $183,600, but XtraPlus failed to pay the invoice and, on March 4, 2005, Soyo filed a civil complaint against XtraPlus in the Superior Court of the State of California for the County of San Bernardino ("Court"). XtraPlus thereafter filed a Cross-Complaint against Soyo on May 11, 2005 in which it alleged claims for:
(1) Breach of Contract; (2) Breach of Warranty; (3) Breach of the Implied Covenant of Good Faith and Fair Dealing; and (4) Violation of Business & Professions Code ss. 17200. In its prayer in the Cross-Complaint, XtraPlus sought special and general damages in excess of $100,000, attorneys' fees and costs, and such other relief as the Court might determine to be just and proper. After it filed its Complaint, Soyo also sought an attachment of $183,600, plus interest and costs. Ultimately, XtraPlus paid Soyo $40,000 of the amount sought, and deposited into the registry of the Court the sum of $140,000 until the action was concluded.

     On January 12, 2007, the Court ordered that summary adjudication be granted in favor of Soyo on two of the four claims in Soyo's Complaint against XtraPlus (Soyo voluntarily dismissed the other two claims), and that Soyo recover the remaining balance due on its claim. The Court also ordered that summary judgment be granted in favor of Soyo and against XtraPlus on all of the claims against Soyo that were contained in the XtraPlus Cross-Complaint. The formal order and the proposed judgment reflecting this disposition were entered on February 14, 2007. XtraPlus has the right to appeal this judgment; however, it must do so by approximately May 1, 2007. We cannot predict the outcome, nor whether XtraPlus will file an appeal or otherwise challenge the Court's decision.

     Normandin v. Soyo Group, Inc. et al. On August 2, 2004, Gerry Normandin, individually and on behalf of a proposed nationwide class of consumers, filed a Complaint in the Superior Court of the State of California for the County of San Bernardino against the Company and DOES 1 through 100. Normandin asserted three causes of action in his Complaint: (1) Violation of the Consumer Legal Remedies Act, Civil Code Section 1750 et seq.; (2) Violation of Business and Professions Code Section 17200 et seq.; and (3) Violation of Business and Professions Code
Section 17500 et seq. Normandin prayed for an order certifying the case as a class action, an award of actual damages suffered by plaintiff and the class in an amount not less than $1,000 per person, an order for restitution and disgorgement of monies wrongfully acquired by defendants through the sales of motherboards having defective capacitors, an order enjoining the Company from further sales of motherboards with defective capacitors, an award of punitive damages, attorneys' fees and costs, pre-judgment interest and such other relief as the Court may deem just and proper.

     The parties have reached a tentative settlement in principle of the action. However, the tentative agreement must be reduced into a formal settlement agreement, and must also be approved by the Court. Notice must also be given to members of the class whom Normandin represents, and any objections to the settlement considered and addressed by the Court. We cannot predict the outcome of these pending matters, nor whether the settlement agreement will ultimately be approved and the case dismissed.


     Soyo v. Hartford: Soyo tendered a claim to Hartford Insurance Company of the Midwest ("Hartford") under which it sought a defense and indemnity for the claims asserted in the Normandin action. Hartford rejected that claim, and on May 1, 2006, Soyo Group Inc. filed an action for: (1) Declaratory Relief; (2) Breach of Contract; and (3) Bad Faith against Hartford. Soyo, Inc. was subsequently added as a Plaintiff in a First Amended Complaint ("FAC") that was filed in the action. In the Prayer in the FAC, Soyo sought general, special and punitive damages in amounts that were unspecified, as well as interest costs and attorneys fees.

     The dispute was mediated, and an agreement in principle to resolve it was reached on December 21, 2006. The formal settlement agreement is being prepared and has not yet been executed by any of the parties. We cannot predict whether a formal agreement will be executed, or the outcome of this action if it is not.

On June 30, 2006, a lawsuit was filed in the United States District Court, Central District of California, Eastern Division, entitled Robert Lewis, Jr. v. Soyo Group, Inc., et al., Case No. EDCV 06-699 VAP (JWJx). The case seeks class action status and alleges failures to timely pay rebates to purchasers of Soyo products allegedly in violation of unfair competition laws, the California Consumer Legal Remedies Act and contracts with purchasers. The plaintiff seeks disgorgement of all amounts obtained by the Company as a result of the alleged misconduct, plus actual damages, punitive damages and attorneys' fees and costs. The Company has vigorously defended the lawsuit, is currently involved in settlement discussions, and believes that the case will be resolved with no material adverse effect on the Company.

On May 22, 2005, the Company received notice of an investigation by the Attorney General of the State of California (the "AG") regarding the Company's alleged failures to timely pay rebates to purchasers of Soyo products. The Company has cooperated with the investigation and has agreed to the terms of a stipulation for entry of final judgment and permanent injunction (the "Injunction") to be filed by the AG relating to the Company's administration of rebate claims. The Company believes that compliance with the terms of the Injunction will have no material adverse effect on the Company.

On February 15, 2006, the Company received notice of an investigation by counsel for the Federal Trade Commission (the "FTC") regarding the Company's alleged failures to timely pay rebates to purchasers of Soyo products. The Company has cooperated with the investigation and has agreed to the terms of an agreement containing a consent order (the "Consent Order") to be filed by the FTC relating to the Company's administration of rebate claims, which is currently before the FTC for approval. The Company believes that compliance with the terms of the Consent Order will have no material adverse effect on the Company.

On January 26, 2007, the Company filed a lawsuit against Astar Electronics USA, Inc., KXD Technology, Inc. and Does 1 - 25 in the Superior Court of California for the County of Los Angeles, Central District (Case No. BC365349). The Company alleges claims for Breach of Contract, Fraud, and Tortious Interference with Economic Relations and seeks compensatory and punitive damages. Both named defendants were served on January 26, 2007. No trial date has been set. The Company is vigorously asserting its claims against the defendants. No counterclaims have been asserted against the Company in the action to date.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2006, there were no matters submitted to the shareholders for approval.


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


                                                          Price Range
                                                          -----------
                                                      High               Low
                                                      ----               ----


     Fiscal Year Ended December 31, 2005:

     First Quarter                               $    .98          $     0.37
     Second Quarter                                  0.88                0.60
     Third Quarter                                   0.93                0.66
     Fourth Quarter                                  0.89                0.55

Fiscal Year Ended December 31, 2006:

     First Quarter                               $    .74          $     0.50
     Second Quarter                                  0.62                0.31
     Third Quarter                                   0.40                0.28
     Fourth Quarter                                  0.40                0.27

(b) Shareholders

     The Company's common shares are issued in registered form. Securities Transfer Corporation, Dallas, Texas, is the registrar and transfer agent for the Company's common stock. As of December 31, 2006 there were 49,025,511 shares of the Company's common stock outstanding and the Company had over 85 shareholders of record.

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

     During 2006 we declared no dividends on the Class B Preferred Stock outstanding. The dividends recognized and booked in 2006 were the accreted dividends resulting from the valuation of the Series B Preferred Stock at issuance. See "Recent Sales of Unregistered Securities." for more information.

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

(e) Recent Sales of Unregistered Securities

During the calendar year 2006, the Company issued an aggregate of 344,000 unregistered shares of its common stock to various entities for various reasons.

Through the year, 57,000 unregistered shares were issued to one of our directors, Paul Risberg, for services performed on the Company's behalf.



Through the year, an additional 287,000 unregistered shares were issued to various consultants, contractors and vendors for services performed on the Company's behalf. No single Company or individual received more than 75,000 of the unregistered shares.

(f) Equity Compensation Plan Information

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

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $0.75. One third of those options will vest and be available for purchase on July 22, 2006, one third on July 22, 2007, and one third on July 22, 2008. The grants will expire if unused on July 22, 2010.

The Company did not grant any stock options to employees, officers or directors in 2006. As of December 31, 2006, 13 individuals had left the Company, resulting in the forfeiture of 510,000 options. As of December 31, 2006, 2,379,000 of the 2,889,000 options granted were still outstanding, and 793,000 had vested. As of December 31, 2006, none of the options outstanding had been exercised.


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is presented as of and for each of the five years ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Selected Consolidated Statements of Operations Data:

                                            Year Ended December 31,
------------------- ------------------ ----------------- ----------------- ------------------ -------------------
                          2006               2005              2004              2003                2002
------------------- ------------------ ----------------- ----------------- ------------------ -------------------

Net revenue             $56,758,688       $38,263,032       $32,426,414       $31,034,239      $ 49,644,417
------------------- ------------------ ----------------- ----------------- ------------------ -------------------
Income (loss) from
operations                1,519,271            52,686        (3,913,683)         (980,347)      (10,892,574)
------------------- ------------------ ----------------- ----------------- ------------------ -------------------
Net Income (Loss)         $462,049          $(633,443)       (4,143,978)         (984,588)      (10,733,458)
attributable to
common shareholders
------------------- ------------------ ----------------- ----------------- ------------------ -------------------
Net income  (loss)            0.01             (0.01)           (0.10)            (0.02)            (0.35)
per
common share
------------------- ------------------ ----------------- ----------------- ------------------ -------------------



Selected Consolidated Balance Sheet Data:



-----------------------------------------------------------------------------------------------------------------
                           2006              2005              2004              2003                2002
-------------------- ----------------- ----------------- ----------------- ------------------ -------------------
Total Assets              $23,181,013       $16,907,390        $7,500,437        $12,729,453        $ 20,914,784
-------------------- ----------------- ----------------- ----------------- ------------------ -------------------
Long Term Payable                   0                 0                 0         12,000,000          12,000,000
to Soyo Taiwan
-------------------- ----------------- ----------------- ----------------- ------------------ -------------------
Shareholders'              $2,732,431         1,477,703       (4,057,028)       (12,136,783)        (11,152,195)
Equity (Deficit)
-------------------- ----------------- ----------------- ----------------- ------------------ -------------------
Cash dividends             N/A               N/A               N/A                N/A                N/A
declared per
 common share
-----------------------------------------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. The Company does not intend to update or revise any forward-looking statement contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to reflect new events or circumstances except to the extent required by applicable law.

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

SOYO Group's products are sold through an extensive network of authorized distributors to resellers, system integrators, value-added resellers (VARs). These products are also sold through major retailers, distributors and e-tailers to the consumers throughout North America and Latin America.




The Company sells to distributors, retailers and directly to consumers. Revenues through such distribution channels for each of the three years ended December
31, 2006, 2005 and 2004 are summarized as follows:

                                              Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                         2006            %             2005             %              2004            %
------------------ ----------------- ----------- ----------------- ------------ ------------------- ---------
Revenues
------------------ ----------------- ----------- ----------------- ------------ ------------------- ---------
Distributors       $35,510,804         62.6      $22,312,488         58.3       $14,704,452           45.3
------------------ ----------------- ----------- ----------------- ------------ ------------------- ---------
Retailers          $15,187,152         26.8      $15,742,332         41.2       $17,721,962           54.7
------------------ ----------------- ----------- ----------------- ------------ ------------------- ---------
Others             $ 6,060,732         10.6          208,212           .5              N/A
------------------ ----------------- ----------- ----------------- ------------ ------------------- ---------
Total              $56,758,688        100.0      $38,263,032        100.0        $32,426,414         100.0
-------------------------------------------------------------------------------------------------------------

During the year ended December 31, 2006, no customer accounted for more than 8% of sales.

During the year ended December 31, 2005, the Company had one customer (E23) that accounted for revenues of $13,552,324, equivalent to 35% of net revenues.


Revenues by geographic segment are summarized as follows:

                                    Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                             2006           %            2005            %              2004            %
----------------------- ---------------- --------- ----------------- ----------- ------------------- --------
Revenues
----------------------- ---------------- --------- ----------------- ----------- ------------------- --------
United States               $42,628,547      75.2       $20,686,944        54.1         $25,936,978     80.0
----------------------- ---------------- --------- ----------------- ----------- ------------------- --------
Other N. America             $2,472,209       4.4           983,606         2.6                 N/A
----------------------- ---------------- --------- ----------------- ----------- ------------------- --------
Central and South           $10,253,665      18.0        $2,993,532         7.8          $6,317,907     19.5
America
----------------------- ---------------- --------- ----------------- ----------- ------------------- --------
Hong Kong                 $     139,490       0.2       $13,598,950        35.4            $171,529      0.5
----------------------- ---------------- --------- ----------------- ----------- ------------------- --------
Other locations              $1,264,777       2.2
----------------------- ---------------- --------- ----------------- ----------- ------------------- --------
Total                       $56,758,688     100.0       $38,263,032       100.0         $32,426,414    100.0
-------------------------------------------------------------------------------------------------------------

During the year 2004 segment data on the "Other N. America Business" segment was not kept as it was very small in relation to the size of the United States business at that time, no compilations of the data were made as there were no internal decision process that would have been governed by such information and the compilation of this information would have been impractical and offered no value to the organization.

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


Revenues by product line are summarized as follows:



-------------------------------------------------------------------------------------------------------------
                                      2006          %         2005              %        2004             %
-------------------------------- ---------------- -------- ----------------- -------- ---------------- ------
Consumer Electronics               27,543,873     48.5     $18,739,719         49.0       N/A
-------------------------------- ---------------- -------- ----------------- -------- ---------------- ------
Computer parts and peripherals     29,204,792     51.5      18,906,367         49.4       N/A
-------------------------------- ---------------- -------- ----------------- -------- ---------------- ------
Voice and  communication              10,023            N/A          616,946         1.6      N/A
-------------------------------- ---------------- -------- ----------------- -------- ---------------- ------
Total                            $56,758,688     100.0     $38,263,032        100.0      $32,426,414
-------------------------------------------------------------------------------------------------------------

The breakdowns to segregate sales by product line is not available for years prior to 2005. During the years prior to 2005, the Company sold primarily computer parts and peripherals. The dollar volume of sales of both consumer electronics and voice and communication products were very small and immaterial in the scope of the Company's business. As sales of consumer electronics and voice and communication products prior to 2005 have grown, the Company has begun recognizing the sales in each category, and will continue to segregate the sales for reporting purposes in the future.



Financial Outlook:


In 2006, the Company earned $678,537,or $0.01 per share before dividends on preferred stock, The large increases in sales of LCD televisions and LCD monitors were primarily responsible for the large increase in net revenues.

In 2005, the Company earned $540,310 or $0.01 cents per share, before preferred dividends, and revamped its core product offerings. As a result, the consumer electronics division, featuring LCD televisions and monitors, was responsible for over 30% of the Company's sales, a number that was expected to grow in the coming years.

In 2004, the Company incurred a net loss before preferred dividends of ($3,920,245).

As a general rule, the Company has been totally reliant upon the cash flows from its operations to fund future growth. In the last few years, the Company has begun and continues to implement the following steps to increase its financial position, liquidity, and long term financial health:

In 2005, The Company completed a small private placement, began factoring invoices to improve cash flows, and converted several million dollars of debt to equity, all of which improved the Company's financial condition.

In 2006, the Company changed factors to a more beneficial arrangement, and entered into a Trade Finance Flow facility with GE Capital to fund "Star" transactions. The agreement provided for GE Capital to guarantee payment, on the Company's behalf, for merchandise ordered from GE Capital approved manufacturers in Asia. GE Capital guarantees the payment subject to a purchase order from one of our customers. The Company accepts delivery of the goods in the US, and then has the option to either pay for the goods or sell the receivable (from the customer) to our factor, who pays GE Capital.

In March 2007, the Company announced that it had secured a $12 MM Asset Based Credit Facility from a California bank to provide funding for future growth.

There can be no assurances that these measures will result in an improvement in the Company's profitability or liquidity. To the extent that the Company's profitability and liquidity do not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources.




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

Vendor Programs:

Funds received from vendors for price protection, product rebates, marketing and training, product returns and promotion programs are generally recorded as adjustments to product costs, revenue or sales and marketing expenses according to the nature of the program. In 2006, the Company booked price protection, co-op marketing fees and sales incentives as expenses under these programs. In 2005, the Company booked over $1.3 million received from such programs to prior years' purchase discounts and allowances settled in 2005.

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

Prior Year's Purchases and Discounts:

There were no amounts related to prior years booked in 2006. However, in early 2005 the company negotiated with its suppliers for discounts and allowances related to purchases made in 2004. The company and its suppliers settled their differences in 2005. The company accounted in 2005 for the settlement as a gain contingency, in accordance with FAS 5, Accounting for Contingencies.

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

Allowance ofr Doubtful Accounts

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

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

Effective January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is three years.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the year ended December 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

SFAS 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 (See Note 11) using the Black-Scholes option-pricing model.

If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the year ended December 31, 2005, the pro forma on net income (loss) and net income (loss) per share would have been as follows:

                                                             Year ended December
                                                                   31, 2005

Net income (loss) attributable to common shareholders,          $  (633,443)
   as reported
Add:  Stock-based  employee   compensation  expense
   included  in reported net income, net of  related
   tax effect                                                              -

Deduct:   Total   stock-based   employee   compensation
   expense determined  under  fair-value  based method
   for all awards not included in net income (loss)                (224,919)
                                                            -----------------
Pro forma net income (loss) attributable to common
  Shareholders                                                  $  (858,362)
                                                            =================

Income (loss) per share:
  Basic/diluted - as reported                                ($0.01)/($0.01)
                                                            -----------------
  Basic/diluted - pro forma                                  ($0.02)/($0.02)
                                                            -----------------




Results of Operations:

Years Ended December 31, 2006 and 2005-

Net Revenues. Net revenues increased by $18,495,656 or 48.3% to $56,758,688 in 2006 as compared to $38,263,032 in 2005. The increase in net revenues was primarily attributable to the strong sales of LCD TVs and LCD monitors, as well as the success of our sales force in opening new markets and developing new business opportunities New customers that purchased products from the Company in 2006 that had never before purchased products from the Company included Staples, the Home Depot and Wal Mart Canada.

During the years ended December 31, 2006 and 2005, the Company offered price protection to certain customers under specific programs aggregating $70,119 and $140,828 respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $9,224,439 or 16.3% in 2006, as compared to $4,692,970 or 12.3 % in 2005. Gross margin increased in 2006 as compared to 2005, both on an absolute and percentage of revenue basis, as the Company completed the changed in its core sales offerings from primarily hardware, motherboards and barebones systems to a greater emphasis on computer peripherals and consumer electronics. The Company was able to earn high margins throughout most of the year on LCD monitors, and LCD televisions. Margins were also helped by lower than expected RMA claims and returns of the Company's LCD monitors.

Sales and Marketing Expenses. Selling and marketing expenses increased by $232,436 or 25.5 %, to $1,143,475 in 2006, as compared to $911,039 in 2005. The increase was entirely due to payments to outside sales reps during the year. The Company began to employ outside sales reps to assist in obtaining new clients. The program was successful, as the outside reps were primarily responsible for the Company obtaining Staples, Home Depot and other big box retailers as customers.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased  by  $1,951,472  or 53.3 %, to  $5,610,810  in 2005,  as  compared  to
$3,659,338 in 2005. There were several reasons for the increase.

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

The Company adopted SFAS No. 123(R) effective January 1, 2006. The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $134,952 for the three months ended March 31, 2006, $121,573 for the three months ended June 30, 2006, $126,924 for the three months ended September 30, 2006, and $122,773 for the three months ended December 31, 2006. The complete effect of the adoption was a non cash charge against earnings of approximately $506,222 over the twelve month period.

The next element contributing to the increase in the S,G&A expenses was the Company's use of consultants during the year. The Company was actively searching for new financing throughout the year, culminating in the completion of the UCB

$12 million revolving loan commitment (see Form 8-K filed March 1, 2007). The Company employed several high cost consultants to identify and negotiate with potential financial partners. All together, the Company spent over $600,000 to pay consultants during the year. The cost of the consultants will not be repeated in 2007, as the Company has terminated their services.

The final element contributing to the increased SG&A costs in 2006 were the legal fees. The Company defended itself against several lawsuits during 2006 and negotiated settlements with both the California Attorney General and the Federal Trade Commission in regard to charges that the Company did not process and pay customer rebate claims properly (see Item 3- Legal Proceedings). The costs associated with the Company's defense of the lawsuits stemming from the rebate issues, and the administrative penalty totalled almost $600,000.

Taken together, the costs of adapting SFAS No. 123(R) , the business consultants and the increase in legal fees over 2005 totaled approximately $1.7 million, which accounts for substantially all of the increased costs over 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts was increased to $907,065 in 2006, as compared to $34,513 in 2005. Since 2004, the Company has used three different factors to increase cash flow. As a result, credit policies and requirements have changed frequently in the last few years. When the Company was prepared to sign the agreement for the $12 million finance line (see Form 8-K file March 2, 2007), it reexamined the receivables and wrote off all balances over 90 days, and wrote down to present value all balances over 90 days that were making monthly payments. This resulted in a large write off taken in the fourth quarter. As a result, any balances with even a small question about collectivity have been written off. Because of this aggressive stance, the allowance for bad debts has decreased, even though the accounts receivables balance has increased by over $5 million.


Depreciation and Amortization. Depreciation and amortization of property and equipment was $43,818 in 2006 as compared to $35,394 in 2005.

Income (Loss) from Operations. The income from operations was $1,519,271 for the year ended December 31, 2006, as compared to income from operations of $52,686 for the year ended December 31, 2005.

Interest Expense. Interest expense increased substantially to $901,900 in 2006, as compared to $129,567 in 2005. The increase is due to the Company factoring all receivables in 2006 to improve cash flow, and paying penalties twice during the year for failing to meet the factor's minimum volume requirements. As a result of these penalties, the Company terminated the contract with the factor in February 2007.

Interest Income. Interest income was $10,561 in 2006 as compared to $5,301 in 2005. The increase was due to the Company's increased cash flow throughout the year.

Other Income (Expense). Other income/miscellaneous revenue (expense) was a loss of ($106,262) as compared to a profit of $150,456 in 2005.


Income Tax Expense. The Company calculated its income tax expense at $20,310 for 2006 after using net operating loss carryforwards to offset most of its taxable income. The provision for income taxes was $800 in 2005.

Deferred Income Tax Gain: The Company recognized a deferred income tax gain of $177,177 in 2006 as an offset to booking the compensation expense required by the adoption of FASB 123R.

Net Income/Loss. The net income before preferred dividends was $678,537 for the year ended December 31, 2006, as compared to $540,310 for the year ended December 31, 2005. The reasons for the turnaround are discussed in detail in the above paragraphs.

Preferred Stock Dividends. Accreted and deemed preferred stock dividends were $216,488 in 2006, as compared to accreted and declared dividends of $1,173,753 in 2005. The accreted dividends were actually $174,753 during 2005. Additionally, the Company made a $999,000 adjustment to the carrying value of the Class A preferred stock during the year. From the Company's inception, the Class A preferred stock was carried on the books at its basis of $1,000. Prior to the conditional redemption of the Class A preferred stock to common stock on October 24, 2005, the carrying value was adjusted to the face value of $1,000,000. This resulted in an adjustment to the preferred stock account of $999,000, and the offsetting journal entry to preferred stock dividends raised the amount recorded during the year to $1,173,753. No such adjustments were required in 2006.

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

Income (Loss) from Operations. The income from operations was $52,686 for the year ended December 31, 2005, as compared to a loss from operations of ($3,913,683) for the year ended December 31, 2004. The income from operations in 2005 was due to the Company's improved operations, successful new product lines and streamlined expenses. In addition, the Company booked over $1.3 million of offsets to purchases from vendors for price protection and product returns as prior years' purchase discounts and allowances settled in 2005.

Interest Expense. Interest expense increased substantially to $129,567 in 2005, as compared to $23,371 in 2004. The 454% increase is due to the Company factoring receivables in 2005 to improve cash flow. There was no such activity in 2004.

Interest Income. Interest income was $5,301 in 2005. There was no interest income in 2004.

Other Income. Other income/miscellaneous revenue was $150,456 in 2005, as compared to $17,609 in 2004.

Provision for Income Taxes. Provision for income taxes of $800 was booked for both 2005 and 2004.

Net Income/(Loss). The net income before preferred dividends was $540,310 for the year ended December 31, 2005, as compared to a net loss of ($3,920,245) for the year ended December 31, 2004. The reasons for the turnaround are discussed in detail in the above paragraphs.

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


Net Operating Loss Carryforwards:

As of December 31, 2006, the Company had federal operating loss carryforwards of approximately $4,195,130 expiring in various years through 2024, which can be used to offset future taxable income, if any. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods. As of December 31, 2006, there were no state operating loss carryforwards available to the Company.

Net deferred tax assets of $1,570,000 at December 31, 2004 resulting from net operating losses and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.


Liquidity and Capital Resources - December 31, 2006:


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

For the year ended December 31, 2006, the Company recorded aggregate dividends of $216,488, based on the accretion of the discount on the Class B Convertible Preferred Stock. The Company did not declare or accrue any additional dividends on the Class B Preferred Stock.

For the year ended December 31, 2005, the Company recorded aggregate dividends of $1,173,753, based on the accretion of the discount on the Class B Convertible Preferred Stock of $174,753, and the adjustment of $999,000 to the carrying value of the Class A preferred stock, which is described above. The Company did not declare or accrue any additional dividends on the Class B Preferred Stock.

Through March 31, 2007, none of the Class B preferred stock had been converted to common stock, and the Company had not repurchased any of the shares of Class B preferred stock.

Operating Activities. The Company utilized cash of $3,088,615 from operating activities during the year ended December 31, 2006, compared to utilizing cash of $178,088 from operating activities during the year ended December 31, 2004, and utilizing cash of $183,925 from operating activities during the year ended December 31, 2004.

The use of cash in 2006 was due primarily to the Company's large increase in receivables in 2006. As the Company used factors to assist in credit decisions, the Company extended credit to more customers, resulting in large receivable balances. The reasons for the usage of cash in 2005 were the large increases in inventories an receivables, partially offset by the decrease in payables, which were settled with common stock. The primary reasons for the usage of cash in 2004 were the Company's large operating loss and the paydown of the balance due to SOYO Taiwan.

At December 31, 2006 the Company's cash and cash equivalents had increased by $672,746 to $1,501,040, as compared to $828,294 at December 31, 2005.

The Company had working capital of $5,495,642 at December 31, 2006, as compared to working capital of $689,141 at December 31, 2005, resulting in current ratios of 1.33 to 1 and 1.04:1 at December 31, 2006 and 2005, respectively.

Accounts receivable increased to $12,878,732 at December 31, 2006, as compared to $7,278,520 at December 31, 2005, an increase of $5,600,212, or 76.9%. The large increase was due to several factors. Most importantly, net revenues increased by $18,495,656 during the year. Another factor is the increased diversity of the Company's customer list. The Company used a factor throughout the year to increase cash flow, and the factor approved all customers for credit lines and limits. As a result of the Company's faith in the ability of the factor's credit analysis, credit lines were approved for a larger number of customers, resulting in larger credit sales and receivables balances.

Inventories decreased to $7,792,621 at December 31, 2006, as compared to $7,991,030 at December 31, 2005, a decrease of $198,409 or 2.4%. The inventory balances included inventory in transit of $4,005,265 at December 31, 2006 and $2,686,298 at December 31, 2005. Those figures indicate that inventory in the warehouse was under $4,000,000 at December 31, 2006. The physical inventory on hand was very low due to high sales volume in the 4th quarter, and correspondingly, the inventory in transit was very high as the Company fills orders for products and attempts to stock products for future sales.

Accounts payable increased by $2,096,038 to $16,073,617 at December 31, 2006 as compared to $13,977,579 at December 31, 2005. The reason for the increase is the increased business volume. The increase corresponds to an increase in receivables for the same time period. The increase would have been larger, but the Company came to an agreement in 2006 with a supplier to pay a balance due over time, resulting in that being reclassified to a long term payable. For more information, see the Form 8-K filed by the Company on December 27, 2006.

Accrued liabilities decreased to $539,767 at December 31, 2006, as compared to $1,287,108 at December 31, 2005, a decrease of $747,341 or 58.1%. The decrease is primarily due to the Company having a better understanding of the amount of RMA accruals that were needed at year end. In 2005, the Company had been selling LCD televisions and monitors for only a short time. As a result, there was no historical data available to determine the amount of the accrual necessary to cover repairs and returns. In keeping with the Company's conservative policy, the Company reserved a large amount for those future expenses. With another year of data to analyze, the Company believes that the current accrual is adequate, although smaller than the 2005 accrual.


Investing Activities. The Company expended $48,894, $621,970 and $158,670 In 2006, 2005 and 2004 respectively, for the purchase of property and equipment. The large expenditure in 2005 is for the purchase of telephone lines and equipment in China to support the VoIP division, while the amount in 2004 is due to the move to Ontario, California and the resulting leasehold improvements.

Financing Activities.

The Company began factoring its invoices in 2005 to improve cash flow. The Company's initial factor was Wells Fargo PLC. In February 2006, the Company signed a one year contract with Accord Financial Services of North Carolina for factoring services. The agreement expired in February 2007 and was not renewed. At December 31, 2006, $3,407,463 of the Company's receivables had been bought by Accord Financial Services. At December 31, 2005, $580,363 of the Company's receivables had been factored and were owned by Wells Fargo.

Under the Accord agreement, all of our receivables were sold with recourse. As such, the Company continues to evaluate each of these receivables monthly in regard to its allowance for bad debts. The original factor, Wells Fargo, bought all accounts without recourse. When the switch over to Accord occured, those transactions were "with recourse". For more information, please see the contract, which is included as exhibit 10.3 to this report.

In 2006, the Company entered into a Trade Finance Flow facility with GE Capital to fund "Star" transactions. The agreement provided for GE Capital to guarantee payment, on the Company's behalf, for merchandise ordered from GE Capital approved manufacturers in Asia. GE Capital guarantees the payment subject to a purchase order from one of our customers. The Company accepts delivery of the goods in the US, then has the option to either pay for the goods or sell the receivable (from the customer) to our factor, who paid GE Capital. For more information, please see the contract, which is included as exhibit 10.4 to this report.

In March 2007,  the Company  announced  that it had secured a $12 MM Asset Based
Credit Facility from a California bank to provide funding for future growth. For more information, please see the form 8-K, filed by company on March 2, 2007.


In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. The Company repaid $65,000 of the loan during the year. The balance at the end of 2006 was $100,000.


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

On March 28, 2005 Ever-Green Technology (Hong Kong) Co., Ltd., purchased 500,000 unregistered shares of our common stock, $0.001 par value per share (the
"Shares") and common stock purchase warrants to purchase 100,000 shares of our common stock exercisable at $1.50 per share at any time until March 22, 2008
(the "Warrants"). The total offering price was $500,000, which was paid in cash.

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003.
The remaining $240,000 was paid during 2005.

Principal Commitments:

A summary of the Company's contractual cash obligations as of December 31, 2006, is as follows:

-------------------------------------------------------------------------------------------------------------
Contractual Cash Obligations           Less than 1 year      2-3 years      4-5 years       Over 5 years
-------------------------------------- --------------------- -------------- --------------- -----------------
Operating Leases                       $212,692              $194,967       N/A             N/A
-------------------------------------- --------------------- -------------- --------------- -----------------
Advances from Directors                N/A                   N/A            N/A             N/A
-------------------------------------- --------------------- -------------- --------------- -----------------
Notes Payable/ Short Term Loan         $100,000              N/A            N/A             N/A
-------------------------------------- --------------------- -------------- --------------- -----------------
Purchase Commitments                   $4,005,265            N/A
-------------------------------------- --------------------- -------------- --------------- -----------------
Total                                  $4,317,957            $194,967
-------------------------------------------------------------------------------------------------------------

     At December 31, 2006, the Company did not have any long term purchase commitment contracts to honor. The only purchase commitments were for inventory already purchased and in transit of $4,005,265.

     At December 31, 2006, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

On February 8, 2007, SOYO Group announced that the Company had entered into a licensing agreement with Honeywell International Properties Inc. and Honeywell International Inc., effective January 1st 2007, under which SOYO will supply and market certain consumer electronics products under the Honeywell Brand.

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of minimum royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. There are no minimum payments due each calendar year. For more informaiton, please see the contract, which is included as exhibit 10.4 to this report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

As the Company's debt obligations at December 31, 2006 and 2005 were primarily short-term in nature, and since any interest bearing debt was at a pre-arranged rate, the Company had only minimal risk from an increase in interest rates. The Company has factored $3,407,463 of its accounts receivable at December 31, 2006, and any increase in the prime lending rate would lead to a higher rate charged on future advances. To the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) Financial Statements

The following financial statements are set forth at the end hereof.

     1.   Report of Independent Registered Public Accounting Firm

     2.   Consolidated Balance Sheets as of December 31, 2006 and 2005

     3. Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

     4. Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

     6.   Notes to Consolidated Financial Statements.



                         SOYO Group, Inc. and Subsidiary
                   Index to Consolidated Financial Statements


                                                                            Page
                                                                       ---------

Report of Independent Registered Public Accounting Firm
  - Vasquez & Company LLP                                                    F-2


Consolidated Balance Sheets - December 31, 2005 and 2004               F-3 - F-4


Consolidated Statements of Operations -

Years Ended December 31, 2005, 2004 and 2003                           F-5 - F-6


Consolidated Statements of Shareholders' Equity (Deficit) -
  Years Ended December 31, 2005, 2004 and 2003                               F-7

Consolidated Statements of Cash Flows -

  Years Ended December 31, 2005, 2004 and 2003                        F-8 - F-10


Notes to Consolidated Financial Statements -

  Years Ended December 31, 2005, 2004 and 2003                       F-11 - F-33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Soyo Group, Inc. and Subsidiary
Ontario, California

We have audited the accompanying consolidated balance sheets of Soyo Group, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soyo Group, Inc. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.



/s/ Vasquez and Company
-----------------------
Vasquez and Company, L.P
Los Angeles, California
March 30, 2007

                           Consolidated Balance Sheets


                                                         December 31,
---------------------------------------------   ------------    ------------
                                                        2006            2005
---------------------------------------------   ------------    ------------
ASSETS
---------------------------------------------   ------------    ------------
CURRENT
---------------------------------------------   ------------    ------------
Cash and cash equivalents                       $  1,501,040    $    828,294
---------------------------------------------   ------------    ------------
Accounts receivable, net of allowance             12,878,732       7,278,520
for doubtful accounts of $388,958
and $589,224 at December 31, 2006
and 2005respectively
---------------------------------------------   ------------    ------------
Inventories                                        7,792,621       7,991,030
---------------------------------------------   ------------    ------------
Prepaid Expenses                                      36,633          20,984
---------------------------------------------   ------------    ------------
Income tax refund receivable                               0               0
---------------------------------------------   ------------    ------------

Total Current Assets                              22,209,026      16,118,828
---------------------------------------------   ------------    ------------


---------------------------------------------   ------------    ------------
Property and Equipment                               711,015         867,122
---------------------------------------------   ------------    ------------
  Less:  accumulated depreciation                   (159,300)       (115,480)
         and amortization
---------------------------------------------   ------------    ------------
                                                     551,715         751,642
---------------------------------------------   ------------    ------------
Deferred Income Tax Asset                            177,177               0
---------------------------------------------   ------------    ------------
Deposits                                             243,095          36,920
---------------------------------------------   ------------    ------------
---------------------------------------------   ------------    ------------
Total Assets                                    $ 23,181,013    $ 16,907,390
---------------------------------------------   ------------    ------------

                                                         December 31,

---------------------------------------------   ------------    ------------
                                                        2006            2005
---------------------------------------------   ------------    ------------
LIABILITIES
---------------------------------------------   ------------    ------------
CURRENT
---------------------------------------------   ------------    ------------
Accounts payable                                  16,073,617      13,977,579
---------------------------------------------   ------------    ------------
Total Accounts Payable                            16,073,617      13,977,579
---------------------------------------------   ------------    ------------

---------------------------------------------   ------------    ------------
Accrued liabilities                                  539,767       1,287,108
---------------------------------------------   ------------    ------------
Advances from officers, directors and major                0               0
shareholder
---------------------------------------------   ------------    ------------
Business Loan                                              0               0
---------------------------------------------   ------------    ------------
Short Term Loan                                      100,000         165,000
---------------------------------------------   ------------    ------------
---------------------------------------------   ------------    ------------
Current Liabilities                               16,713,384      15,429,687
---------------------------------------------   ------------    ------------
---------------------------------------------   ------------    ------------
        Long Term Payable                          3,735,198               0
---------------------------------------------   ------------    ------------
Total Liabilities                                 20,448,582      15,429,687
---------------------------------------------   ------------    ------------

---------------------------------------------   ------------    ------------
EQUITY
---------------------------------------------   ------------    ------------
Class B Preferred stock, $0.001 par value,         1,918,974       1,702,486
authorized - 10,000,000 shares,  Issued
and outstanding - 2,797,738 shares in 2006
and 2005
---------------------------------------------   ------------    ------------
Preferred Stock Backup Withholding                  (149,945)        (84,999)
---------------------------------------------   ------------    ------------
Common stock, $0.001 par value  Authorized-           49,026          48,682
75,000,000 shares, Issued and outstanding -
49,025,511 shares (48,681,511 shares - 2005)
---------------------------------------------   ------------    ------------
Additional paid-in capital                        17,866,531      17,225,738
---------------------------------------------   ------------    ------------

---------------------------------------------   ------------    ------------
Accumulated deficit                              (16,952,155)    (17,414,204)
---------------------------------------------   ------------    ------------
      Total Shareholders' Equity                   2,732,431       1,477,703
---------------------------------------------   ------------    ------------
Total Liabilities plus Shareholders' Equity     $ 23,181,013    $ 16,907,390
---------------------------------------------   ------------    ------------

                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Operations



                             Year Ended December 31,
                             -----------------------
-----------------------------------  ------------   ------------   ------------
                                             2006           2005           2004
-----------------------------------  ------------   ------------   ------------
Net revenues                         $ 56,758,688   $ 38,263,032   $ 32,426,414
-----------------------------------  ------------   ------------   ------------
Cost of revenues, including            47,534,249     34,905,874     30,210,042
inventory purchased from SOYO
Computer, Inc. of $0, $0, and
$14,004,259 in 2006, 2005 and
2004 respectively
-----------------------------------  ------------   ------------   ------------
Prior years' purchase discounts                 0
and allowances settled in 2005                        (1,335,812)             0
-----------------------------------  ------------   ------------   ------------
Gross margin                            9,224,439      4,692,970      2,216,372
-----------------------------------  ------------   ------------   ------------
Costs and expenses:
-----------------------------------  ------------   ------------   ------------
Sales and marketing                     1,143,475        911,039      1,577,609
-----------------------------------  ------------   ------------   ------------
General and                             5,610,810      3,659,338      3,560,710
administrative
-----------------------------------  ------------   ------------   ------------
Provision for doubtful accounts           907,065         34,513        956,738
-----------------------------------  ------------   ------------   ------------
Adjustment of Allowance                         0       (462,234)             0
-----------------------------------  ------------   ------------   ------------
Depreciation and amortization:
-----------------------------------  ------------   ------------   ------------
   Property and equipment                  43,818         35,394         34,998
-----------------------------------  ------------   ------------   ------------
          Total costs and expenses      7,705,168      4,178,050      6,130,055
-----------------------------------  ------------   ------------   ------------
Income (Loss) from operations           1,519,271        514,920     (3,913,683)
-----------------------------------  ------------   ------------   ------------
Other income (expense):
-----------------------------------  ------------   ------------   ------------
   Interest income                         10,561          5,301              0
-----------------------------------  ------------   ------------   ------------
   Interest expense                      (901,900)      (129,567)       (23,371)
-----------------------------------  ------------   ------------   ------------
Other income                             (106,262)       150,456         17,609
(expense)
-----------------------------------  ------------   ------------   ------------
Other income (expense),                  (997,601)        26,190         (5,762)
net
-----------------------------------  ------------   ------------   ------------
Income (Loss) before provision            521,670        541,110     (3,919,445)
(benefit) for income taxes
-----------------------------------  ------------   ------------   ------------
Provision for income taxes
-----------------------------------  ------------   ------------   ------------
Current Income Tax Expense                (20,310)           800            800
-----------------------------------  ------------   ------------   ------------
Deferred Income Tax Gain (Expense)        177,177           --             --
-----------------------------------  ------------   ------------   ------------
Net Income (loss)                         678,537        540,310     (3,920,245)
-----------------------------------  ------------   ------------   ------------

-----------------------------------  ------------   ------------   ------------
Less: Dividends on Convertible           (216,488)    (1,173,753)      (223,733)
Preferred Stock
-----------------------------------  ------------   ------------   ------------
Net income/ (loss) attributable           462,049       (633,443)    (4,143,978)
to common shareholders
-----------------------------------  ------------   ------------   ------------
Net loss per common share -                 0.01           (0.01)         (0.10)
Basic and diluted                           0.01
-----------------------------------  ------------   ------------   ------------
Weighted average number of shares      49,025,511     48,511,681     40,000,000
of common stock outstanding -          59,786,042     52,868,673     40,000,000
Basic and diluted
-----------------------------------  ------------   ------------   ------------


                        SOYO Group, Inc. and Subsidiary
            Consolidated Statements of Shareholders' Equity (Deficit)
                  Years Ended December 31, 2006, 2005 and 2004

                                                                                            Additional       Total
                                             Common Stock             Preferred  Stock        Paid In     Accumulated   Shareholders
                                          Shares     Par Value      Shares      Par Value     Capital       Deficit      Deficiency
Balance, December 31, 2001              28,182,750    28,183      1,000,000       1,000      470,817       (918,737)      (418,737)
                                       --------------------------------------------------------------------------------------------
Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                           11,817,250    11,817                                 (11,817)
Net loss for the year
  ended December 31, 2002                   ------    ------         ------      ------                 (10,733,458)   (10,733,458)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 2002              40,000,000    40,000      1,000,000       1,000      459,000    (11,652,195)   (11,152,195)
                                       --------------------------------------------------------------------------------------------
Net loss for the year
  ended December 31, 2003                   ------    ------         ------      ------                    (984,588)      (984,588)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 2003              40,000,000    40,000      1,000,000       1,000      459,000    (12,636,783)   (12,136,783)
                                       --------------------------------------------------------------------------------------------
Issuance of Preferred
Stock for Long Term Debt                                          2,500,000   1,304,000   10,696,000                    12,000,000
Dividends                                                           114,195     114,195                                    114,195
Accretion of Discount                                                           109,538                                    109,538
Net loss for the year
  ended December 31, 2004                   ------    ------                                             (4,143,978)    (4,143,978)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 2004              40,000,000    40,000      3,614,195   1,528,733   11,155,000    (16,780,761)    (4,057,028)
                                       --------------------------------------------------------------------------------------------
Issuance of Common
Stock for Private Placement                500,000       500                                 499,500                       500,000
Issuance of Common
Stock for Payment of Services               30,000        30                                                                    30
Issuance of Common
Stock for Payment of Accounts Payable    5,645,330     5,645                               3,608,744                     3,614,389
Issuance of Common
Stock for Payment of Loan                1,286,669     1,287                                 963,714                       965,001
Issuance of Common
Stock for Conversion of Preferred Stock  1,219,512     1,220     (1,000,000)     (1,000)     998,780                       999,000
Accretion of Discount                                                           174,753                                    174,753
Preferred Stock Backup Withholding                                              (84,999)                                   (84,999)
Net Income                                                                                                  540,310        540,310
Preferred Stock Dividends                                                                                (1,173,753)    (1,173,753)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 2005              48,681,511    48,682      2,614,195   1,617,487   17,225,738    (17,414,204)     1,477,703
                                       ============================================================================================
Issuance of Common Stock                    39,000        39                                  24,531                        24,570
Issuance of Common Stock                   267,000       267                                  80,100                        80,367
Issuance of Common Stock                    38,000        38                                  12,502                        12,540
Accretion of Discount                                                           216,488                                    216,488
Preferred Stock Backup Withholding                                              (64,946)                                   (64,946)
To book FAS 123 adjustment                                                                   506,221                       506,221
Misc. Adjustment                                                                              17,439                        17,439
Net Income                                                                                                  462,049        462,049
                                       --------------------------------------------------------------------------------------------
                                        49,025,511    49,026      2,614,195   1,769,029   17,866,531    (16,952,155)     2,732,431
                                       ============================================================================================

SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                               Years Ended December 31,
--------------------------------------------------------------------------------
                                        2006           2005           2004
----------------------------------  -----------    -----------    --------------
OPERATING ACTIVITIES
----------------------------------  -----------    -----------    -----------
Net Income (loss)                   $   678,537    $   540,310    $(3,920,245)
----------------------------------  -----------    -----------    -----------
Adjustments to reconcile net
income(loss) to net cash provided
by (used in) operating activities:
----------------------------------  -----------    -----------    -----------
Depreciation                             43,818         35,394         34,998
----------------------------------  -----------    -----------    -----------
Provision for doubtful accounts         907,065         34,513        956,738
----------------------------------  -----------    -----------    -----------
Stock compensation for employees        506,222           --             --
----------------------------------  -----------    -----------    -----------
Stock compensation paid for
professional services                   134,915           --             --
----------------------------------  -----------    -----------    -----------
Changes in operating assets
and liabilities:
----------------------------------  -----------    -----------    -----------
(Increase) decrease in:
----------------------------------  -----------    -----------    -----------
Accounts receivable                  (6,507,277)    (5,236,151)     3,785,110
----------------------------------  -----------    -----------    -----------
Inventories                             198,409     (4,128,119)     1,173,214
----------------------------------  -----------    -----------    -----------
Prepaid expenses                        (15,649)        51,432         18,557
----------------------------------  -----------    -----------    -----------
Deferred Income Tax Asset              (177,177)             0              0
----------------------------------  -----------    -----------    -----------
Deposits                               (206,175)        (2,109)        (9,776)
----------------------------------  -----------    -----------    -----------
Increase (decrease) in:
----------------------------------  -----------    -----------    -----------
Accounts payable -                            0     (1,314,910)    (5,242,343)
SOYO Computer, Inc
----------------------------------  -----------    -----------    -----------
Accounts payable -                    2,096,038      9,332,236      2,783,763
other
----------------------------------  -----------    -----------    -----------
Accrued liabilities                    (747,341)       509,316        236,059
----------------------------------  -----------    -----------    -----------
----------------------------------  -----------    -----------    -----------
Net cash provided by (used in)       (3,088,615)      (178,088)      (183,925)
operating activities
----------------------------------  -----------    -----------    -----------
----------------------------------  -----------    -----------    -----------
INVESTING ACTIVITIES
----------------------------------  -----------    -----------    -----------
Purchase of property and equipment      (48,891)      (621,970)      (158,670)

----------------------------------  -----------    -----------    -----------
Disposal of Fixed Assets                205,000
----------------------------------  -----------    -----------    -----------
Net cash Supplied (used) in             156,109       (621,970)    (158,670)
investing activities
----------------------------------  -----------    -----------    -----------

FINANCING ACTIVITIES
-----------------------------------   -----------    -----------    -----------
Advances from officer,                                   165,000
director and
major shareholder
-----------------------------------   -----------    -----------    -----------
Business                                                                913,750
Loan
-----------------------------------   -----------    -----------    -----------
Long-term debt                          3,735,198
-----------------------------------   -----------    -----------    -----------
Repayment of advances to officer,         (65,000)      (240,000)
director and major shareholder
-----------------------------------   -----------    -----------    -----------
Proceeds from issuance of common                         500,000
stock
-----------------------------------   -----------    -----------    -----------
Payment of backup withholding
taxes on accreted dividends               (64,946)       (84,999)
on preferred stock
-----------------------------------   -----------    -----------    -----------

Net cash provided by financing          3,605,252        340,001        913,750
activities
-----------------------------------   -----------    -----------    -----------
-----------------------------------   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS:
-----------------------------------   -----------    -----------    -----------
Net increase (decrease)                   672,746       (460,057)       571,155
-----------------------------------   -----------    -----------    -----------
At beginning of year                      828,294      1,288,351        717,196
-----------------------------------   -----------    -----------    -----------
At end of year                        $ 1,501,040    $   828,294    $ 1,288,351
-----------------------------------   -----------    -----------    -----------
-----------------------------------   -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
-----------------------------------   -----------    -----------    -----------
Cash paid for interest                    901,900         97,783         23,371
-----------------------------------   -----------    -----------    -----------
Cash paid for income taxes                 20,310            800            800
-----------------------------------   -----------    -----------    -----------
-----------------------------------   -----------    -----------    -----------
NON-CASH INVESTING AND FINANCING
ACTIVITIES
-----------------------------------   -----------    -----------    -----------
Settlement of business loan of
$913,750 and accrued interest of
$51,251 through issuance of common                       965,001
stock
-----------------------------------   -----------    -----------    -----------
Settlement of accounts payable
through issuance of common stock                       3,614,419
-----------------------------------   -----------    -----------    -----------
Conversion of Class A preferred
stock to common stock                                      1,000
-----------------------------------   -----------    -----------    -----------
Accretion of discount on Class B          216,488        174,753        109,538
preferred stock
-----------------------------------   -----------    -----------    -----------
Deemed dividend on Class A                               999,000
preferred stock
-----------------------------------   -----------    -----------    -----------
Noncash dividend on Class B
preferred stock                              --                         114,195
-----------------------------------   -----------    -----------    -----------

                         SOYO Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2006, 2005 and 2004


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

     b.   Nature of Business

SOYO Group, Inc. is a distributor of consumer electronics, computer products and communications services and products. The Company radically changed its core offerings for sale in 2004. Through the consumer electronics division, SOYO offers a full line of LCD display televisions and monitors, as well as Bluetooth wireless devices. Through the communications division, SOYO offers discount telephone service through VoIP protocol. The services can be purchased through different types of plans and rates, making the service very flexible for the user. The hardware to create and run VoIP services is also available for sale. Lastly, the Company offers a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The breadth of the product line also includes Bare Bone systems, flash memory as well as small hard disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for any home and office (SOHO) users.

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

As a general rule, the Company has been totally reliant upon the cash flows from its operations to fund future growth. In the last few years, the Company has begun and continues to implement the following steps to increase its financial position, liquidity, and long term financial health:

In 2005, The Company completed a small private placement, began factoring invoices to improve cash flows, and converted several million dollars of debt to equity, all of which improved the Company's financial condition.

In 2006, the Company changed factors to a more beneficial arrangement, and entered into a Trade Finance Flow facility with GE Capital to fund "Star" transactions. The agreement provided for GE Capital to guarantee payment, on the Company's behalf, for merchandise ordered from GE Capital approved manufacturers in Asia. GE Capital guarantees the payment subject to a purchase order from one of our customers. The Company accepts delivery of the goods in the US, then has the option to either pay for the goods or sell the receivable (from the customer) to our factor, who pays GE Capital. For more information, please see the contract, whch is included as exhibit 10.4 to this report.

In March 2007, the Company announced that it had secured a $12 MM Asset Based Credit Facility from a California bank to provide funding for future growth. For more informaiton, please see the Form 8-K filed by the company on March 2,2007.

There can be no assurances that these measures will result in an improvement in the Company's profitability or liquidity. To the extent that the Company's profitability and liquidity do not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources.


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

During the years ended December 31, 2006, 2005 and 2004, the Company wrote-down the value of its inventory by $0, $0 and $47,084 respectively.

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

     f.   Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets". The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. No impairment losses associated with the Company's long-lived assets were recognized during the years ended December 31, 2006 and 2005.

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

     k.   Advertising

Advertising costs are charged to expense as incurred. The Company has not incurred direct advertising costs. However, the Company may participate in cooperative advertising programs with certain of its customers by paying a stipulated percentage of the sales invoice price. Cooperative advertising costs paid for the years ended December 31, 2006, 2005, and 2004 were $834,616, $849,897, and $1,481,441 respectively, and are presented under sales and marketing costs in the accompanying consolidated statements of operations.


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

     m.   Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock, and stock options granted to employees in 2005. The stock options were not included in the calculation of fully diluted EPS for the year ended December 31, 2006, since the strike price of the outstanding options is below the market price of the Company's common stock. None of the potentially dilutive securities were included in the calculation of loss per share for the years ended December 31, 2005, and 2004 because the Company incurred a loss attributable to common shareholders during such periods and their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2006, 2005 and 2004.


     n.   Comprehensive Income

The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the years ended December 31, 2006, 2005 and 2004.

     o.   Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2006 and 2005 approximate their respective fair values due to the short-term nature of those instruments.

      p.  Stock Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

Effective January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is three years.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the year ended December 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

SFAS 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 (See Note 11) using the Black-Scholes option-pricing model.

If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the year ended December 31, 2005, the pro forma on net income (loss) and net income (loss) per share would have been as follows:

                               Year ended December
                                     31,2005

  Net income (loss) attributable to common shareholders,       $  (633,443)
     as reported
  Add:  Stock-based  employee   compensation  expense
        included in reported net income, net of
        related tax effect
                                                                         -
  Deduct:   Total   stock-based   employee
        compensation   expense  determined  under
        fair-value  based method for all awards
        not included in net income (loss)                        (224,919)
                                                           -----------------

  Pro forma net income (loss) attributable to
        common Shareholders                                    $  (858,362)
                                                           =================
  Income (loss) per share:
    Basic/diluted - as reported                             ($0.01)/($0.01)
                                                           -----------------

    Basic/diluted - pro forma                               ($0.02)/($0.02)
                                                           -----------------




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


     r.   Recent Accounting Pronouncements


In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.


In October 2006, the Emerging Issues Task Force ("EITF") issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)" to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of the Company's fiscal year 2007). The Company does not expect the adoption of EITF 06-3 to have a material impact on our results of operations, financial position or cash flow.


In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company's balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employer's accounting for Defined Benefit Pension and Other Post Retirement Plans". SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan's over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.


In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, "Fair Value Measurements"

("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS NO. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. This Statement does not affect the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This Statement does not affect the Company's financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of the other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.

It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that it will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. This Statement does not affect the Company's financial statements.



3.   Accounts Receivable


The Company's accounts receivable at December 31, 2006 and 2005 are summarized as follows:


                                                      December 31,
----------------------------------------------------------- ------------------
                                                 2006               2005
----------------------------------------------------------- ------------------
Accounts receivable                          $  13,267,690       $  7,867,744
----------------------------------------------------------- ------------------
Less:  allowance for doubtful accounts           (388,958)          (589,224)
----------------------------------------------------------- ------------------
                                               $12,878,732         $7,278,520
----------------------------------------------------------- ------------------

Changes in the allowance for doubtful accounts for the years ended December 31, 2006 and 2005 are summarized as follows:

---------------------------------------------------------------- ------------
                                                 2006               2005
---------------------------------------------------------- ------------------
Balance, beginning of year                      $ 589,224        $ 1,074,550
---------------------------------------------------------- ------------------
Add:  Amounts provided during the year            103,184             34,513
---------------------------------------------------------- ------------------
Less: Amounts written off during the year        (436,205)           (57,605)
---------------------------------------------------------- ------------------
Less: Adjustment based on current estimate        132.755           (462,234)
---------------------------------------------------------- ------------------
Balance, end of year                            $ 388,958          $ 589,224
---------------------------------------------------------- ------------------



Since 2004, the Company has used three different factors to increase cash flow. As a result, credit policies and requirements have changed frequently in the last few years. When the Company was prepared to sign the agreement for the $12 million finance line (see Form 8-K file March 2, 2007), it reexamined the receivables and wrote off all balances over 90 days, and wrote down to present value all balances over 90 days that were making monthly payments. This resulted in a large write off taken in the fourth quarter. As a result, any balances with even a small question about collectivity have been written off. Because of this aggressive stance, the allowance for bad debts has decreased, even though the accounts receivables balance has increased by over $5 million.


The Company began factoring its invoices in 2005 to improve cash flow. The Company's initial factor was Wells Fargo PLC. In February 2006, the Company signed a one year contract with Accord Financial Services of North Carolina for factoring services. The agreement expired in February 2007 and was not renewed.

Under the Accord agreement, all of our receivables were sold with recourse. As such, the Company continues to evaluate each of these receivables monthly in regard to its allowance for bad debts. The original factor, Wells Fargo, bought all accounts without recourse. When the switch over to Accord occured, those transactions were "with recourse".

In 2006, the Company entered into a Trade Finance Flow facility with GE Capital to fund "Star" transactions. The agreement provided for GE Capital to guarantee payment, on the Company's behalf, for merchandise ordered from GE Capital approved manufacturers in Asia. GE Capital guarantees the payment subject to a purchase order from one of our customers. The Company accepts delivery of the goods in the US, then has the option to either pay for the goods or sell the receivable (from the customer) to our factor, who paid GE Capital. The terms and conditions of each advance vary according to current market conditions.

At December 31, 2006, $3,407,463 of the Company's receivables had been bought by Accord Financial Services. At December 31, 2005, $580,363 of the Company's receivables had been factored and were owned by Wells Fargo.

4.   Property and Equipment

At December 31, 2006 and 2005, property and equipment consisted of the following:


                                                December 31,
---------------------------------------------------- ----------------------
                                      2006                   2005
---------------------------------------------------- ----------------------
Computer and Equipment               $567,642               $744,176
---------------------------------------------------- ----------------------
Furniture and Fixtures                 40,357                 27,943
---------------------------------------------------- ----------------------
Leasehold Improvements                 91,941                 83,928
---------------------------------------------------- ----------------------
Automobiles                            11,075                 11,075
---------------------------------------------------- ----------------------
Less: Accumulated Depreciation       (159,300)              (115,480)
---------------------------------------------------- ----------------------
           Total                     $551,715               $751,642
---------------------------------------------------- ----------------------


For the years ended December 31, 2006, 2005 and 2004, depreciation and amortization expense related to property and equipment was $43,818, $35,394 and $34,998, respectively.



5.   Advances from Officer, Director and Major Shareholder

During March 2003, Nancy Chu, the Company's Chief Financial Officer, director and major shareholder, made short-term advances to the Company of $360,000 for working capital purposes, of which $120,000 was repaid during September 2003. The remaining $240,000 was paid during 2005.

In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. During 2006, $65,000 of the loan was repaid. At December 31, 2006, the loan balance stands at $100,000.

6.   Business Loan

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


7.   Commitments and Contingencies

     a.   Operating Lease

The Company leases its office and warehouse premises under a five-year non-cancelable operating lease that expires on November 30, 2008, with a five year renewal option. The lease provides for monthly payments of base rent and an unallocated portion of building operating costs. The minimum future lease payments are as follows:

     Years Ending December 31,
     -------------------------

     2007              212,692
     2008              194,967

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $229,540, $238,836 and $229,718 respectively.



     8.   Income Taxes


For the year ended December 31, 2006, the Company booked federal income tax expense of $68, and state income tax expense of $20,242. The Company believes that all other income taxes due are offset by federal and state net operating loss carryforwards. For the years ended December 31, 2005 and 2004, the Company incurred net losses and accordingly, had no tax liability, other than minimum state franchise taxes.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of $4,195,130 and $0 respectively, expiring in various years through 2024, which can be used to offset future taxable income, if any. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.



The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                        Year ended
                                                        December 31,
-------------------------------------------------------------------------------
                                                 2006             2005
-------------------------------------------------------------------------------
Federal income tax                                34%             34%
-------------------------------------------------------------------------------
State income tax                                  9%               9%
-------------------------------------------------------------------------------
Effect of net operating loss and net
operating loss carry forward                     (43%)           (43%)
-------------------------------------------------------------------------------
Effective income tax rate                         0%               0%
-------------------------------------------------------------------------------

                                                                                               Additional     Total
                                               Common Stock               Preferred  Stock      Paid In    Accumulated Shareholders
                                        Shares         Par Value       Shares      Par Value    Capital      Deficit    Deficiency

Balance, December 31, 2001               28,182,750     28,183      1,000,000        1,000      470,817       (918,737)    (418,737)

Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                            11,817,250     11,817        (11,817)
Net loss for the year
  ended December 31, 2002                      --         --             --           --    (10,733,458)   (10,733,458)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2002               40,000,000     40,000      1,000,000        1,000      459,000    (11,652,195) (11,152,195)
                                         -------------------------------------------------------------------------------------------
Net loss for the year
  ended December 31, 2003                      --         --             --           --       (984,588)      (984,588)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2003               40,000,000     40,000      1,000,000        1,000      459,000    (12,636,783) (12,136,783)
                                         -------------------------------------------------------------------------------------------
Issuance of Preferred
Stock for Long Term Debt                  2,500,000  1,304,000     10,696,000   12,000,000
Dividends                                   114,195    114,195        114,195
Accretion of Discount                       109,538    109,538
Net loss for the year
  ended December 31, 2004                      --         --       (4,143,978)  (4,143,978)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2004               40,000,000     40,000      3,614,195    1,528,733   11,155,000    (16,780,761)  (4,057,028)
                                         -------------------------------------------------------------------------------------------
Issuance of Common
Stock for Private Placement                 500,000        500        499,500      500,000
Issuance of Common
Stock for Payment of Services                30,000         30             30
Issuance of Common
Stock for Payment of Accounts Payable     5,645,330      5,645      3,608,744    3,614,389
Issuance of Common
Stock for Payment of Loan                 1,286,669      1,287        963,714      965,001
Issuance of Common
Stock for Conversion of Preferred Stock   1,219,512      1,220     (1,000,000)      (1,000)     998,780        999,000
Accretion of Discount                       174,753    174,753
Preferred Stock Backup Withholding          (84,999)   (84,999)
Net Income                                  540,310    540,310
Preferred Stock Dividends                (1,173,753) 1,173,753)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2005               48,681,511     48,682      2,614,195    1,617,487   17,225,738    (17,414,204)   1,477,703
                                         ===========================================================================================
Issuance of Common Stock                     39,000         39         24,531       24,570
Issuance of Common Stock                    267,000        267         80,100       80,367
Issuance of Common Stock                     38,000         38         12,502       12,540
Accretion of Discount                       216,488    216,488
Preferred Stock Backup Withholding          (64,946)   (64,946)
To book FAS 123 adjustment                  506,221    506,221
Misc. Adjustment                             17,439     17,439
Net Income                                  462,049    462,049
                                         -------------------------------------------------------------------------------------------
                                         49,025,511     49,026      2,614,195    1,769,029   17,866,531    (16,952,155)   2,732,431
                                         ===========================================================================================



9.  Significant Concentrations

     a.   Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:


                                  Year Ended December 31,
------------- ------------- -------- ------------ -------- ------------- -------
                    2006        %          2005        %       2004          %
------------- ------------- -------- ------------ -------- ------------- -------
Revenues
------------- ------------- -------- ------------ -------- ------------- -------
Distributors  $35,510,804     62.6   $22,312,488    58.3   $14,704,452     45.3
------------- ------------- -------- ------------ -------- ------------- -------
Retailers     $15,187,152     26.8   $15,742,332    41.2   $17,721,962     54.7
------------- ------------- -------- ------------ -------- ------------- -------
Others        $  6,060,732    10.6       208,212     .5         N/A
------------- ------------- -------- ------------ -------- ------------- -------
Total         $56,758,688   100.0    $38,263,032  100.0    $32,426,414   100.0
------------- ------------- -------- ------------ -------- ------------- -------

During the year ended December 31, 2006, no customer accounted for more than 8% of sales.

During the year ended December 31, 2005, the Company had one customer (E23) that accounted for revenues of $13,552,324, equivalent to 35% of net revenues.


b. Geographic Segments

Revenues by geographic segment are summarized as follows:

                                    Year Ended December 31,
------------------------------- ------ ------------- ------- ------------- -----
                    2006          %        2005        %        2004          %
------------------------------- ------ ------------- ------- ------------- -----
Revenues
------------------------------- ------ ------------- ------- ------------- -----
United States      $42,628,547   75.2   $20,686,944    54.1   $25,936,978   80.0
------------------------------- ------ ------------- ------- ------------- -----
Other N. America    $2,472,209    4.4       983,606     2.6           N/A
------------------------------- ------ ------------- ------- ------------- -----
Central and South  $10,253,665   18.0    $2,993,532     7.8    $6,317,907   19.5
America
------------------------------- ------ ------------- ------- ------------- -----


------------------------------- ------ ------------- ------- ------------- -----
Hong Kong            $ 139,490    0.2   $13,598,950    35.5      $171,529    0.5
------------------------------- ------ ------------- ------- ------------- -----
Other locations     $1,264,777    2.2
------------------------------- ------ ------------- ------- ------------- -----
Total              $56,758,688  100.0   $38,263,032   100.0   $32,426,414  100.0
------------------------------- ------ ------------- ------- ------------- -----

During the year 2004 segment data on the "Other N. America Business" segment was not kept as it was very small in relation to the size of the United States business at that time, no compilations of the data were made as there were no internal decision process that would have been governed by such information and the compilation of this information would have been impractical and offered no value to the organization.


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



Revenues by product line are summarized as follows:



--------------------- ------------------------------------------------------------------------

                        2006           %      2005            %        2004             %
--------------------- ------------------------------------------------------------------------

Consumer Electronics    27,543,873    48.5    $18,739,719     49.0     N/A
--------------------- ------------------------------------------------------------------------
Computer parts and
 peripherals            29,204,792    51.5      18,906,367    49.4     N/A
--------------------- ------------------------------------------------------------------------
Voice and
communication               10,023    N/A          616,946    1.6      N/A
--------------------- ------------------------------------------------------------------------
--------------------- ------------------------------------------------------------------------
Total                 $56,758,688     100.0   $38,263,032     100.0    $32,426,414
--------------------- ------------------------------------------------------------------------


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


     c.   Suppliers


>From the Company's inception through December 31, 2003, over 80% of the products sold were produced by SOYO Taiwan. In 2004, the Company went through a partial reorganization, changing the sales mix. The decision was made to focus more on peripherals, VoIP, and other products, while deemphasizing sales of hardware and motherboards, which are much more mature markets. As a result, the Company significantly reduced its reliance on SOYO Taiwan.

During the years ended December 31, 2006 and 2005, the Company did not purchase any products from SOYO Taiwan. As of December 31, 2006, no more than 44% of the products distributed by the SOYO Group are supplied by any one supplier. As started in 2004, SOYO Group, Inc. is aggressively establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

The following is a summary of the Company's transactions and balances with SOYO Taiwan as of and for the years ended December 31, 2006, 2005 and 2004:


                                                  December 31,
----------------------------------------------- --------------- ----------------
                                    2006            2005             2004
----------------------------------------------- --------------- ----------------
Accounts payable to SOYO Taiwan             $0              $0       $1,314,910
----------------------------------------------- --------------- ----------------
Long-term payable to SOYO Taiwan            $0              $0               $0
----------------------------------------------- --------------- ----------------





                                            Years Ended December 31,
----------------------------------------------- --------------- ----------------
                                    2006            2005             2004
----------------------------------------------- --------------- ----------------
Purchases from SOYO Taiwan                  $0              $0      $14,004,259
----------------------------------------------- --------------- ----------------
Payments to SOYO Taiwan                     $0        $873,050      $19,154,603
----------------------------------------------- --------------- ----------------


As of December 31, 2006, no more than 44% of the products distributed by the SOYO Group are being supplied by any one supplier. Other than that single supplier, no other Vendor supplied more than 17% percent of the Company's inventory available for sale. SOYO Group, Inc. is establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

In continuing efforts to work with and leverage its supply base, SOYO entered into an agreement with GE Capital in 2006 whereby GE guarantees payment to GE approved vendors thereby facilitating larger orders, decreasing risk and allowing SOYO to seamlessly finance these transactions.

10.  Shareholders' Equity

     a.   Common Stock

As of December 31, 2002, the Company had authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

Effective October 24, 2002, the Company issued 28,182,750 shares of common stock to Ming Tung Chok and Nancy Chu, who are members of SOYO Nevada management (see
Note 1). The shares of common stock were valued at par value, since the transaction was deemed to be a recapitalization of SOYO Nevada. During October 2002, the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of common stock. When the transaction was complete, and control of the Company was transferred, SOYO Nevada management owned 34,209,548 shares of the 40,000,000 outstanding shares of the Company's common stock. Subsequent to the transaction, management distributed 8,000,000 shares of common stock to various brokers, bankers and other individuals that assisted with the transaction. No one individual or corporation other than those named in Item 12 of this report ever owned more than 5% of the common shares outstanding. As a result of this transaction, SOYO Group management currently owns 26,209,548 of the 49,025,511 shares outstanding as of December 31, 2006.


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

For the year ended December 31, 2006, the Company recorded accreted dividends of $216,488. For the year ended December 31, 2005, the Company recorded aggregate dividends of $1,173,753, based on the accretion of the discount on the Class B Convertible Preferred Stock of $174,753, and the adjustment of $999,000 to the carrying value of the Class A preferred stock, which is described above. The Company did not declare or accrue any additional dividends on the Class B Preferred Stock.

     c.   Stock Options and Warrants

As of December 31, 2006, the Company had both warrants and options outstanding. The outstanding warrants were those issued to Evergreen Technology as part of the private placement completed in March 2005, and described above.

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $0.75. One third of those options vested and were available for purchase on July 22, 2006, one third will vest on July 22, 2007, and one third will vest on July 22, 2008. The grants will expire if unused on July 22, 2010.

The Company did not grant any stock options to employees, officers or directors in 2006. As of December 31, 2006, 13 individuals had left the Company, resulting in the forfeiture of 510,000 options. As of December 31, 2006, 2,379,000 of the 2,889,000 options granted were still outstanding, and 793,000 had vested. As of December 31, 2006, none of the options outstanding had been exercised.

Stock Based Compensation

Upon the adoption of SFAS123(R), the Company recorded $506,222 in compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in 2005. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during our fiscal year 2005.

The fair value of the options expensed during the year ended December 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.04 %, expected life of five (5) years and expected volatility 147%. The weighted average fair value of the options granted during the year was approximately $1.5 million.



11. Quarterly Results (Unaudited)


Presented below is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

                                            Three months ended:
----------------------- ---------------- ---------------- ---------------- ----------------- ----------------
                        March 31, 2006    June 30, 2006    Sept 30, 2006    Dec 31, 2006      Total
----------------------- ---------------- ---------------- ---------------- ----------------- ----------------
Net revenues              $ 11,548,187    $ 10,787,515    $ 10,005,084    $ 24,417,902    $ 56,758,688
-----------------------   ------------    ------------    ------------    ------------    ------------
Gross margin                 1,651,088       2,306,753       2,233,361       3,033,237       9,224,439
-----------------------   ------------    ------------    ------------    ------------    ------------
Income (loss) from            (209,526)        635,182         526,909         566,706       1,519,271
Operations
-----------------------   ------------    ------------    ------------    ------------    ------------
Other Income                   (64,609)        (73,968)       (207,338)       (651,686)       (997,601)
(Expense), Net
-----------------------   ------------    ------------    ------------    ------------    ------------
Income (loss) before          (274,135)        561,214         319,568         (84,977)        521,670
taxes
-----------------------   ------------    ------------    ------------    ------------    ------------
Income taxes                         0               0               0         (20,310)        (20,310)
-----------------------   ------------    ------------    ------------    ------------    ------------
Deferred Income Tax                  0               0               0         177,177         177,177
Gain (Expense)
-----------------------   ------------    ------------    ------------    ------------    ------------
Net Income (loss)             (274,135)        561,214         319,568          71,890         678,537
-----------------------   ------------    ------------    ------------    ------------    ------------
Dividends                      (49,856)        (52,598)        (55,491)        (58,543)       (216,488)
-----------------------   ------------    ------------    ------------    ------------    ------------
Net Income(Loss)              (323,991)        508,616         264,077          13,347         462,049
Attributable to
Common Shareholders
-----------------------   ------------    ------------    ------------    ------------    ------------
Net income
  (loss) per
  common share -
Basic
Diluted                           (.01)            .01            (.00)           (.01)           (.01)
                                  (.01)            .01            (.00)           (.01)           (.01)

-----------------------   ------------    ------------    ------------    ------------    ------------
Weighted  average
  number of
  common
  shares
  outstanding -
Basic                       48,834,511      48,834,511      48,853,511      48,853,511      49,025,511
Diluted                     51,857,043      55,342,474      55,515,583      57,238,826      59,786,042

-----------------------   ------------    ------------    ------------    ------------    ------------



Three months ended:
----------------------- ---------------- ----------------- -------------- ------------------ ----------------
                        March 31, 2005    June 30, 2005    Sept 30, 2005    Dec 31, 2005      Total
----------------------- ---------------- ----------------- -------------- ------------------ ----------------

Net revenues              $  3,962,520    $  8,494,311    $  9,233,430    $ 16,572,771    $ 38,263,032
-----------------------   ------------    ------------    ------------    ------------    ------------
Gross margin              $  1,522,035    $  1,054,872    $    206,771    $  1,909,292    $  4,692,970
-----------------------   ------------    ------------    ------------    ------------    ------------
Income (loss) from        $    308,724    $     36,760    ($   482,407)   $    651,843    $    514,920
Operations
-----------------------   ------------    ------------    ------------    ------------    ------------
Other Income              $     77,951    $     65,359    $    120,215    ($   237,335)   $     26,190
(Expense), Net
-----------------------   ------------    ------------    ------------    ------------    ------------
Income (loss) before      $    386,675    $    102,119    ($   362,192)   $    414,508    $    541,110
taxes
-----------------------   ------------    ------------    ------------    ------------    ------------
Income taxes                      (800)           (800)
-----------------------   ------------    ------------    ------------    ------------    ------------
Net Income (loss)         $    386,675    $    102,119    ($   362,192)   $    413,708    $    540,310
-----------------------   ------------    ------------    ------------    ------------    ------------
Dividends                 $     39,213    $     42,458    $     42,935    $  1,049,147    $  1,173,753
-----------------------   ------------    ------------    ------------    ------------    ------------
Net Income(Loss)          $    347,462    $     59,661    ($   405,127)   ($   635,439)   ($   633,443)
Attributable to
Common Shareholders
-----------------------   ------------    ------------    ------------    ------------    ------------
Net income
  (loss) per
  common share -
Basic
Diluted                            .01            --              (.01)           (.01)           (.01)
                                   .01            --              (.01)           (.01)           (.01)
-----------------------   ------------    ------------    ------------    ------------    ------------
Weighted  average
  number of
  common
  shares
  outstanding -
Basic                       48,681,511      48,681,511      48,681,511      48,681,511      48,511,681
Diluted                     52,736,204      52,736,204      48,681,511      48,681,511      48,511,681
-----------------------   ------------    ------------    ------------    ------------    ------------

During the year 2005, the Company booked approximately $1,000,000 in the first quarter and $300,000 in the second quarter to miscellaneous income. During the fourth quarter, the Company determined that the correct classification of the amounts was as a reduction to cost of sales, and not to miscellaneous income. The amounts are placed above as they should have been booked, which will not agree with the 10Q reports issued as of March 31, June 30, and September 30, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures:

In conjunction with the audit of the Company's financial statements for the year ended December 31, 2006, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were not effective. In addition, the Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented.

The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including that the Company's system of internal control during 2006 did not: (1) properly record accounts payable to vendors for purchases of inventory, (2) did not properly record adjustments to inventory per the general ledger to physical inventory balances,
(3) did not properly record inventory adjustments to the lower of cost or market using the average inventory method, (4) did not generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling all relevant contemporaneous documentation for ongoing business transactions, Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the fiscal period ended December 31, 2006.

In view of the fact that the financial information presented in the 2006 annual report was prepared in the absence of adequate internal controls over financial reporting, the Company devoted a significant amount of time and resources to the analysis of the financial information and documentation underlying the financial statements contained in this annual report, including the related interim financial statements, resulting in the restatement of certain interim financial statements. In particular, the Company reviewed all significant account balances and transactions underlying the financial statements to verify the accuracy of the financial statements contained in the 2006 annual report.




To address these weaknesses, the Company took the following corrective actions:


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

     (b)  Changes in internal control over financial reporting:

In light of the foregoing, in 2006, management took the following actions to rectify the deficiencies as described above.

>> Management hired experts to assist with the financial reporting required, and to train Company employees to perform such tasks in the future.

>> Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, and the software has been paid for. The software will be installed and operational during the second quarter of fiscal year 2007.

The Company believes that once the new software is installed and operational, all significant deficiencies will have been addressed and corrected.

ITEM 9B. OTHER INFORMATION- NONE


                                    PART III



ITEM 10. DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


The following table and text sets forth the names and ages of all the Company's directors and executive officers and the key management personnel as of March 31, 2007. The Company's Board of Directors is comprised of only one class. All of the directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

------------------- -------- --------------------------------------------------
Name                Age      Position Held
------------------- -------- --------------------------------------------------
Ming Tung Chok      46       Chief Executive Officer and Director
------------------- -------- --------------------------------------------------
Nancy Chu           50       Chief Financial Officer, Secretary and Director
------------------- -------- --------------------------------------------------
Paul F. Risberg     46       Director
------------------- -------- --------------------------------------------------
Chung Chin Keung    41       Director
------------------- -------- --------------------------------------------------
Zhi Yang Wu         38       Director
------------------- -------- --------------------------------------------------

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

Chung Chin Keung was appointed in October 2005 as an independent non-executive director, audit committee member and compensation committee member. Mr. Chung has more than 14 years commercial experience, including more than 10 years in accounting and finance for publicly listed companies in various countries. Mr. Chung is currently the chief finance officer of KPI Co. Ltd. (0605, Hong Kong Stock Exchange), a listed company in Hong Kong. Mr. Chung holds a Master of Business Administration from the University of Manchester, England.

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

     Audit Committee

The Audit Committee of the Board of Directors is comprised of Mr. Risberg and Mr. Keung. The first Audit Committee meeting is scheduled to coincide with the Company's 2007 Annual meeting, the date of which has not yet been set. None of the directors is an Audit Committee Financial Expert.

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

ITEM 11. EXECUTIVE COMPENSATION

     COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of our board of directors and our CEO, CFO and head of Human Resources are collectively responsible for implementing and administering all aspects of our benefit and compensation plans and programs, as well as developing specific policies regarding compensation of our executive officers. Both of the members of our Compensation Committee, Chung Chin Keung and Zhi Yang Wu are independent directors.

Compensation Objectives

The stated goal of our compensation committee with respect to executive compensation has been to set compensation at levels that attract and retain the most talented and dedicated executives possible. We attempt to set individual executive compensation levels comparable with executives in other companies of similar size and stage of development. We attempt to reward employees for strong Company performance through the use of stock options. Our Executive Officers, Ming Tung Chok and Nancy Chu, are husband and wife, and are also our founders and largest shareholders.

Elements of Compensation

Base Salary. All full time executives are paid a base salary. In all cases, the Committee establishes a minimum base salary for our executive officers. Base salaries for our executives are established based on the scope of their responsibilities and the current financial situation of the Company. We also try to take into account competitive market compensation paid by other companies in our industry for similar positions, professional qualifications, academic background, and the other elements of the executive's compensation, namely stock-based compensation.

Equity Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Committee does not have a determined formula for determining the number of options available to be granted, subject to the number of options available through our Employee Stock Ownership Program. Incentive compensation is intended to compensate officers for accomplishing strategic goals such as meeting defined revenue goals, profitability, and fund raising in accordance with the Company's needs for future growth. The Compensation Committee awarded stock options to executive officers, employees and consultants upon the filing of our Employee Stock Ownership Program in 2005, and expects to award stock options to executive officers, employees and consultants in 2007. No stock options were granted in 2006. Our Compensation Committee grants equity compensation only at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.


Determination of Compensation

Our CEO, CFO and head of Human Resources meet annually to evaluate each non-executive employee's performance. A meeting is held towards the end of the fiscal year to determine each employee's compensation for the following year. In the case of our executive officers, the Compensation Committee similarly evaluates the executive's performance and the objectives set forth above at or about the end of our fiscal year to determine executive compensation.

The following table sets forth the cash and other compensation paid by us in 2004, 2005 and 2006 to the individuals who served as our chief executive officer and chief financial officer. No other executives received total compensation greater than $100,000 in 2006.

Summary Compensation Table
----------------------------- -------- ----------- -------------------
            Name                Year    Salary      Options Granted

----------------------------- -------- ----------- -------------------
Ming Tung Chok (i)              2004    $144,000           0
President, Chief Executive      2005    $144,000     600,000
Officer                         2006    $144,000           0
and Director
----------------------------- -------- ----------- -------------------
Nancy Chu  (ii)                 2004    $120,000           0
Chief Financial Officer and     2005    $120,000     600,000
Seretary                        2006    $120,000           0
----------------------------- -------- ----------- -------------------

(i) Ming Tung Chok has served as the President, Chief Executive Officer and Director of the Company since October 25, 2002. Prior to serving in this capacity, Mr. Chok was the Vice President of Engineering of SOYO Group, Inc. for the past five years. Mr. Chok received his Bachelor Degree in Electrical Engineering from the California State University, Long Beach. Mr. Chok is married to Ms. Nancy Chu who is a Director, the Chief Financial Officer and the Secretary of the Company.

(ii) Nancy Chu has served as the Chief Financial Officer, the Secretary and Director of the Company since October 25, 2002. Prior to serving in this capacity, Ms. Chu was the Vice President of Operations of SOYO Group, Inc. for the past 5 years. Ms. Chu holds a Bachelor Degree in Accounting & Statistics from the Sji Jiang College, Taiwan R.O.C. Ms. Chu is married to Mr. Chok who is the President, Chief Executive Officer and a Director of the Company.


Outstanding Stock Options At December 31, 2006
--------------- ------------ --------------- -------------- ------------------
Name            Number of    Exercise Price  Vesting Date   Option Expiration
                Exercisable                                 Date
                Options
--------------- ------------ --------------- -------------- ------------------
Ming Tung Chok  200,000      $.75            July 22, 2006  July 22, 2010
                200,000      $.75            July 22, 2007  July 22, 2010
                200,000      $.75            July 22, 2008  July 22, 2010
--------------- ------------ --------------- -------------- ------------------
Nancy Chu       200,000      $.75            July 22, 2006  July 22, 2010
                200,000      $.75            July 22, 2007  July 22, 2010
                200,000      $.75            July 22, 2008  July 22, 2010
--------------- ------------ --------------- -------------- ------------------

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. Our Compensation Committee, which is comprised solely of "outside directors" as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Compensation of Directors

Each Director received 10,000 unregistered shares of the Company's common stock in 2005. The Directors receive no other compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings, and may be compensated for other work done on the Company's behalf.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee have any relationship with the Company or any of its officers or employees other than in connection with their role as a director. None of the members of the Compensation Committee have participated in any related party transactions with the Company since the beginning of the Company's last fiscal year.

EMPLOYMENT CONTRACTS

We do not currently have employment contracts with any of our executive officers. We may enter into employment contracts with our executive officers, employees or consultants at any time if we deem it to be in the best interests of the company.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2007 by (i) those persons or groups known to the Company who beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2006; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

--------------------------- ------------------------- --------------------------
Name/Title/Address(1)        Total Number of Shares     Percentage Ownership(2)
--------------------------- ------------------------- --------------------------
Ming Tung Chok              12,000,000                      24.48%
--------------------------- ------------------------- --------------------------
Nancy Chu                   14,209,548                      28.98%
--------------------------- ------------------------- --------------------------
Paul F. Risberg                 57,000                        .02%
--------------------------- ------------------------- --------------------------
Chung Chin Keung                10,000                        .01%
--------------------------- ------------------------- --------------------------
Zhi Yang Wu                     10,000                        .01%
--------------------------- ------------------------- --------------------------
All officers and            26,248,548                      53.50%
directors as a
group (3)
--------------------------- ------------------------- --------------------------
Urmston Capital (4)         10,054,596                       20.5%
--------------------------- ------------------------- --------------------------

(1) Unless otherwise provided, the addresses of these holders is 1420 S. Vintage Ave. Ontario California 91761.

(2) The percentage ownership is based upon 49,025,511 shares outstanding on March 30, 2007.

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

The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. If the Class B Preferred Stock were converted at the closing bid price of $0.26 per share on December 31, 2006, the holder would have 10,054,596 shares of the Company's common stock.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Ming Tung Chok, the President and Chief Executive Officer of the Company, is married to Nancy Chu, the Chief Financial Officer of the Company. Andy Chu, the President and majority shareholder of SOYO Taiwan, is the brother of Nancy Chu.

The following is a summary of the Company's transactions and balances with SOYO Taiwan as of and for the years ended December 31, 2005, 2004 and 2003:

December 31,
-----------------------------------------------   -----------   -----------
                                                      2006          2005
-----------------------------------------------   -----------   -----------
Accounts payable to SOYO Taiwan                        $0           $0
-----------------------------------------------   -----------   -----------
Long-term payable to SOYO Taiwan                       $0           $0
-----------------------------------------------   -----------   -----------



Years Ended December 31,
---------------------------------   -----------   -----------   -----------
                                        2004          2003          2004
---------------------------------   -----------   -----------   -----------
Purchases from SOYO Taiwan              $0            $0            $0
---------------------------------   -----------   -----------   -----------
Payments to SOYO Taiwan                 $0            $0         $873,050
---------------------------------   -----------   -----------   -----------





ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


     Independent Accountant Fees

The following table sets forth the fees for professional audit services rendered by Vasquez & Company LLP for the audit of the Company's annual financial statements for the fiscal years 2006 and 2005.

-------------------------------------   ---------   ---------
                                           2006        2005
-------------------------------------   ---------   --------
Audit Fees (1)                          $122,500    $121,580
-------------------------------------   ---------   ---------

Tax Fees                                  15,000      13,000
-------------------------------------   ---------   ---------
All Other
Fees
-------------------------------------   ---------   ---------
Total                                   $137,500    $134,580
Fees
-------------------------------------   ---------   ---------

(1) Includes annual audit fees and fees for preissuance review of quarterly filings.
In 2006, Grobstein, Horwath & Company, the Company's predecessor auditors, charged $6,000 for a review and reissuance of the Company's 2003 audit report.

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

Exhibit                              Description
Number

3.1 Articles of Incorporation, Incorporated herein by reference to the Definitive Schedule 14A File No. 333-42036, filed on September 27, 2002.

3.2 Bylaws, Incorporated herein by reference to the Definitive Schedule 14A File No. 333-42036, filed on September 27, 2002.


10.1 SOYO Group Agreement with China Unicom dated February 1, 2004, Incorporated herein by reference to the Form 10-K for the fiscal year ended December 31, 2004, File No. 333-42036, filed on March 31, 2005

10.2 Office Lease at 140 S. Vintage Ave., Ontario, CA dated August 21, 2003, Incorporated herein by reference to the Form 10-K for the fiscal year ended December 31, 2004, File No. 333-42036, filed on March 31, 2005

10.3

          SOYO Group Agreement with Accord Financial Services, dated February 6, 2006

10.4

          SOYO Group Agreement with GE Capital, dated August 3, 2006


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

                                SOYO GROUP, INC.


Dated:  March 31, 2007             By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title:  President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2007            By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title: President, Chief Executive Officer and Director


Dated:  March 31, 2007            By  /s/ Nancy Chu
                                   ---------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and

Dated:  March 31, 2007            By  /s/ Paul F. Risberg
                                   ---------------------------------------------
                                   Name: Paul F. Risberg
                                   Title: Director

Dated:  March 31, 2007            By  /s/ Chung Chin Keung
                                   ---------------------------------------------
                                   Name: Chung Chin Keung
                                   Title: Director

Dated:  March 31, 2007            By  /s/ Zhi Yang Wu
                                   ---------------------------------------------
                                   Name: Zhi Yang Wu
                                   Title: Director