Form 10-Q/A
period 2006-09-30
SOYO GROUP INC
filed 2007-04-20
CIK 1108955

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


PART II. OTHER INFORMATION

       Item 1. Legal Proceedings

       Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

       Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                           September 30, December 31,
                                              2006             2005
                                           ----------       ----------
                                          (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents               $ 1,355,869       $  828,294
  Accounts receivable, net of
    allowance for doubtful accounts
    of $256,203 and $589,224 at
    September 30, 2006 and December 31,
    2005, respectively                      7,003,019        7,278,520
  Inventories                               5,151,859        7,991,030
  Prepaid expenses                                  0           20,984
                                           ----------       ----------
                                           13,510,747       16,118,828
                                           ----------       ----------

Property and equipment                        976,570          867,122
Less:  accumulated depreciation
  and amortization                           (194,976)        (115,480)
                                           ----------       ----------
                                              781,594          751,642
                                           ----------       ----------

Deposits                                      414,726           36,920
                                           ----------       ----------
                                          $14,707,067      $16,907,390
                                           ==========       ==========




















                                   (continued)
                         SOYO Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)

                                         September 30,    December 31,
                                              2006             2005
                                           ----------       ----------
                                          (Unaudited)

LIABILITIES

CURRENT
  Accounts payable                         11,544,635       13,977,579
  Accrued liabilities                         282,182        1,287,108
  Note payable                                100,000          165,000
                                           ----------       ----------
                                           11,926,817       15,429,687
                                           ----------       ----------


SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
      3,000,940 shares of Class B
      Convertible Preferred Stock,
      (2,788,948 shares in 2005)
      $1.00 per share stated
      liquidation value ($2,500,000
      aggregate liquidation value)          1,860,431        1,702,486
Preferred Stock Backup Withholding           (132,383)         (84,999)
Common stock, $0.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding -
    49,025,511 shares,
   (48,681,511 in 2005)                        49,026           48,682
  Additional paid-in capital               17,743,758       17,225,738
  Accumulated deficit                     (16,740,582)     (17,414,204)
                                           ----------       ----------
                                            2,780,520        1,477,703
                                           ----------       ----------
                                          $14,707,067      $16,907,390
                                           ==========       ==========


     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                      Three Months Ended September 30,
                                        ----------------------------
                                          2006               2005
                                          ----               ----

Net revenues                         $ 10,005,084        $ 9,233,430
Cost of revenues                        7,771,723          9,026,659
                                       ----------         ----------
Gross margin                            2,233,361            206,771
                                       ----------         ----------

Costs and expenses:
  Sales and marketing                     231,272            256,259
  General and administrative            1,427,441            886,500
  Provision for doubtful accounts          20,635                  0
  Adjustment of Allowance                       0           (462,234)
  Depreciation and amortization            27,107              8,653
                                       ----------         ----------
    Total costs and expenses            1,706,455            689,178
                                       ----------         ----------
Income (loss) from operations             526,906           (482,407)
                                       ----------         ----------

Other income (expense):
  Interest income                               0              1,202
  Interest expense                       (200,939)           (36,353)
  Miscellaneous revenue                    (6,399)           137,766
State Tax Refund                                0             17,600
                                       ----------         ----------
Other income (expense), net              (207,338)           120,215
                                       ----------         ----------

Income before provision for
    Income taxes                         319,568            (362,192)

Provision for income taxes                    --                  --
                                       ----------         ----------

Net income (loss)                     $   319,568         $ (362,192)
                                       ==========         ==========

Less: Dividends on Class B
         Convertible Preferred Stock      (55,491)           (42,935)
Net Income attributable to
         Common Shareholders             $264,077        $  (405,127)

Net income per common share -
  Basic                                     $0.01           ($ 0.01)
  Diluted                                   $0.01           ($ 0.01)


Weighted average number of
  common shares outstanding -
  Basic                                49,025,511         47,461,999
  Diluted                              58,591,295         47,461,999

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations (Unaudited)

                                       Nine Months Ended September 30,
                                        ----------------------------
                                          2006               2005
                                          ----               ----

Net revenues                          $32,340,785        $21,690,260
Cost of revenues                       26,149,583         18,444,348
                                       ----------         ----------
Gross margin                            6,191,202          3,245,912
                                       ----------         ----------

Costs and expenses:
  Sales and marketing                     628,286            619,753
  General and administrative            4,182,118          2,701,828
  Provision for doubtful accounts         123,819             34,513
  Depreciation and amortization            79,496             26,740
                                       ----------         ----------
    Total costs and expenses            5,013,719          3,382,834
                                       ----------         ----------
Income from operations                  1,177,483           (136,922)
                                       ----------         ----------

Other income (expense):
  Interest income                           6,607              1,202
  Interest expense                       (351,408)           (59,731)
  Miscellaneous revenue                    (1,115)           304,452
  State Tax Refund                             --             17,600
                                       ----------         ----------
Other income (expense), net              (345,916)           263,523
                                       ----------         ----------
Income before provision for
  income taxes                            831,567            126,601

Provision for income taxes                   -                  -
                                       ----------         ----------
Net income                            $   831,567        $   126,601
                                       ==========         ==========


Less: Dividends on Class B
  Convertible Preferred Stock            (157,945)          (119,648)

Net Income attributable to
  Common Shareholders                    $673,622             $6,953
Net income per common share -
  Basic                                     $0.01              $0.00
  Diluted                                   $0.01              $0.00


Weighted average number of
  common shares outstanding -
  Basic                                49,025,511          47,461,999
  Diluted                              58,591,295          51,785,230


     See accompanying notes to condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                       Nine Months Ended September 30,
                                        ----------------------------
                                          2006               2005
                                          ----               ----


OPERATING ACTIVITIES
  Net income                           $   831,567    $   126,601
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and
          amortization                      79,496         26,740
        Provision for doubtful
          accounts                         123,819       (623,092)
        Stock Based Compensation           398,484             --
        Non cash payments for
            Director's compensation         37,110             --
        Non cash payments for public
            Relations and promotion         82,770             --
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Accounts receivable            151,682     (3,126,009)
            Inventories                  2,839,171       (503,567)
            Prepaid expenses                20,984          5,958
                  Deposits                (377,806)         1,670
          Increase (decrease) in:
            Accounts Payable- SOYO
                Computer Inc.                   --     (1,314,910)
            Accounts payable-other      (2,432,944)     1,324,672
            Accrued liabilities         (1,004,926)      (323,402)
            Income taxes payable              --             --
                                       -----------    -----------
  Net cash provided by (used in)
      Operating activities                 749,407     (4,405,339)
                                       -----------    -----------


INVESTING ACTIVITIES
  Purchase of property and
    equipment                             (109,448)        35,935
  Proceeds from sale of equipment                              --
                                       -----------    -----------
  Net cash provided by (used in)
    Investing activities                  (109,448)        35,935
                                       -----------    -----------

                                   (continued)
                         SOYO Group, Inc. and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                        Nine Months Ended September 30,
                                        ----------------------------
                                          2006               2005
                                          ----               ----

FINANCING ACTIVITIES
Advances from officer,
   director and major
   shareholder                               --      $  (215,000)
Proceeds from issuance of
   Note payable                              --          200,000
Payment of note payable                   (65,000)          --
  Payment of backup withholding tax
    on accreted dividends on
    preferred stock                       (47,384)          --
  Proceeds from issuance of
  Common Stock                               --        3,559,246
                                      -----------    -----------
  Net cash provided by (used in)
    Financing activities                 (112,384)     3,544,246
                                      -----------    -----------

CASH AND CASH EQUIVALENTS
  Net decrease                            527,575       (825,158)
  At beginning of period                  828,294      1,288,351
                                      -----------    -----------
  At end of period                    $ 1,355,869    $   463,193
                                      ===========    ===========





NON-CASH INVESTING AND
  FINANCING ACTIVITIES

 Conversion of Business Loan of
$913,750 and accrued interest of
$51,552 to common stock                   965,302

Conversion of accounts payable
Of $554,871 to common stock               554,871


Accretion of discount
    on preferred stock                    157,945       $119,648









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

Potentially dilutive securities consisted of 3,061,051 and 2,614,195 shares of Class B Convertible Preferred Stock at September 30, 2006 and September 30, 2005, respectively, with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share.

As of September 30, 2006, 9,565,784 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock, based on the closing price of $0.32 per common share at September 30, 2006.

As of September 30, 2005, 2,970,676 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock, based on the closing price of $0.88 per common share at September 30, 2005.

The Company applies the treasury stock method to each individual compensation grant. If a grant is out-of-the-money based on the stated exercise price, the effects of including any component of the assumed proceeds associated with that grant in the treasury stock method calculation would be antidilutive. A holder would not be expected to exercise out-of-the money awards. For the period ended September 30, 2006, out-of-the-money awards are not included in the computation of diluted EPS.

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

If the fair value based method under FAS123 had been applied in measuring stock-based compensation expense for the nine-month period ended September 30, 2005, the pro forma net income and net income per share would have been as follows:

                                                             Nine-month
                                                       Period ended September
                                                              30,2005

   Net income, as reported                                 $  126,601

   Add:  Stock-based  employee  compensation
         expense  included in reported  net
         income, net of related tax effect                          -

   Deduct:  Total  stock-based  employee
         compensation  expense  determined
         under fair-value based method for
         all awards not included in net income                (89,968)
                                                 -----------------------------
   Pro forma net income                                     $  36,633
                                                 =============================

   Income (loss) per share:
         Basic/diluted - as reported                     $0.00 / $0.00
                                                 -----------------------------
         Basic/diluted - pro forma                       $0.00 / $0.00
                                                 -----------------------------

5. Significant Concentrations

a. Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                 Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,

                  ---------------------------    --------------------------
                      2006          2005             2006            2005
                   ----------      ----------      --------        --------
Revenues
  Distributors  $ 7,570,129     $ 1,113,584     $ 23,113,748    $  4,701,601
  Retailers       2,068,429       8,094,398        8,264,126      17,216,232
  Others            366,526          25,448          962,911        (227,573)
                  ---------       ---------         ---------       ---------
                $10,005,084    $  9,233,430     $ 32,340,785     $21,690,260
                  =========       =========       ==========     ============

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

b. Geographic Segments

Financial information by geographic segments is summarized as follows:

                   Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                  ----------------------------   ----------------------------
                    2006              2005          2006              2005
                  ----------        ----------   ----------        ----------

Revenues
  United States   $  5,292,158     $ 4,868,531   $22,751,676     $ 10,162,922
  Canada             1,660,253                     2,500,052
  Central and
  South America      3,046,713         365,239     6,790,067          893,791
  Other locations        5,960       3,999,660       298,990       10,633,547
                    ---------        ---------    ---------         ---------
                   $10,005,084    $  9,233,430  $ 32,340,785     $ 21,690,260
                     =========       =========    =========         =========

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

c. During the quarter ended June 30, 2006, the Company began calculating net revenue by product line for financial reporting purposes. 2006 sales by product line are as follows:

                   Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,

                  ---------------------------    --------------------------

                      2006          2005             2006            2005

                   ----------      ----------      --------        --------
Revenues
  Consumer
   Electronics    $7,803,431          NOT        $ 27,093,098          NOT
  Computer
   Products        1,760,853        AVAILABLE       4,862,719       AVAILABLE
  VOIP               440,800                          384,968
                  ---------                        ---------

                 $10,005,084                     $ 32,340,785
                  =========                       ==========

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

Income from Operations. The income from operations was $526,906 for the three months ended September 30, 2006, as compared to a loss from operations of

$482,407 for the three months ended September 30, 2005. This is a result of the improved sales volume and strong operating margins described above.

Miscellaneous Income. Miscellaneous income was a loss of $6,399 for the three months ended September 30, 2006. Miscellaneous income was $137,766 in the three months ended September 30, 2005.

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

Gross Margin. Gross margin was $6,191,202 or 19.1% for the nine months ended September 30, 2006, as compared to $3,245,912 or 14.9% in 2005. The 2005 gross margin was negatively affected by the settlement of a dispute with a vendor, resulting in large returns during the period that depressed the gross margin. The Company believes that as the LCD market becomes more mature, gross margin is likely to stabilize in the 15-16% range.


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


Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $123,819 for the nine months ended September 30, 2006. The Company recorded a provision for doubtful accounts of $34,513 for the nine months ended September 30, 2005.The increase in the provision is directly attributable to the large sales increase. The Company believes that the provision for doubtful accounts is sufficient as of September 30, 2006.


Depreciation and Amortization. Depreciation and amortization of property and equipment was $79,496 for the nine months ended September 30, 2006, as compared to $26,740 in 2005. The increase is a result of the purchase of depreciable equipment in December 2005 in China for the VoIP business.

Income from Operations. The income from operations was $1,177,483 for the nine months ended September 30, 2006, as compared to a loss from operations of $136,922 for the nine months ended September 30, 2005. This is a direct result of the increased sales volumes and strong margins.

Miscellaneous Income. Miscellaneous income was a loss of $1,115 for the nine months ended September 30, 2006. Miscellaneous income was $304,452 for the nine months ended Septmeber 30, 2005.

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

On December 27, 2006, the Company filed Form 8-K detailing SOYO's agreements with vendors Eastech and Corion regarding SOYO's payment of trade debts. The Company had several issues with the quality of the merchandise received from both vendors, and refused to pay for the merchandise without concessions in regard to price, RMA, and other factors. Ultimately, the Company was able to come to mutually agreeable terms with both vendors. The end result is that the Company will pay both vendors over time, which results in a portion of each debt being reclassified to long term debt, and helps the Company's liquidity. The Company does not expect that any other trade receivables or payables will be settled in such a manner.


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

Accrued liabilities decreased to $282,182 at September 30, 2006, as compared to $1,287,108 at December 31, 2005, a decrease of $1,004,926 or 78%. The main reason for the decrease is reduced accruals for RMA. Now that the Company has been selling the LCD products for a full year, the Company has a track record at estimating returns and repairs. The Company believes its current accruals are sufficient to handle all expected returns and reserves.

Financing Activities. In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. As of September 30, 2006, $100,000 is owed to that individual.




Principal Commitments:

A summary of the Company's contractual cash obligations as of September 30, 2006 is as follows:


                                         Payments Due By Period

Contractual                              Less than       Between        Between    After
Cash Obligations             Total       1 year         1-2 years      3-5 years   5 years
----------------          ---------     -----------    -----------    ----------  ----------

Operating leases         $  456,748     $  212,692     $  244,056     $   --       $  --
Note payable                100,000        100,000           --           --          --
Purchase Commitments      2,682,012      2,682,012           --           --          --
Total contractual cash
  obligations            $3,238,760     $2,994,704     $  244,056     $   --       $  --
                         ----------     ----------     ----------     --------     -------

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



Changes in Internal Control over Financial Reporting
We made changes during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected , or are reasonably likely to materially affect, our internal control over financial reporting.

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




                                     SOYO GROUP, INC.
                                     --------------------
                                     (Registrant)




DATE: April 20, 2007                  By: /s/ Ming Tung Chok
                                     -----------------------
                                     Ming Tung Chok
                                     President and Chief
                                     Executive Officer



DATE: April 20, 2007                 By: /s/ Nancy Chu
                                     -----------------------
                                     Nancy Chu
                                     Chief Financial Officer



DATE: April 20, 2007                 By /s/ Paul F. Risberg
                                     --------------------------
                                     Name: Paul F. Risberg
                                     Title: Director

DATE: April 20, 2007                 By /s/ Chung Chin Keung
                                     --------------------------
                                     Name: Chung Chin Keung
                                     Title: Director

DATE: April 20, 2007                 By /s/ Zhi Yang Wu
                                     --------------------------
                                     Name: Zhi Yang Wu
                                     Title: Director

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