Form 10-Q
period 2007-03-31
SOYO GROUP INC
filed 2007-05-15
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2007


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

     As of May 15, 2007 there were 49,025,511 shares Outstanding.

     Documents Incorporated by Reference: None

  SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed  Consolidated  Balance  Sheets  -  March 31, 2007
               (Unaudited) and December 31, 2006...............................5

               Condensed  Consolidated  Statements of  Operations  (Unaudited) -
               Three Months Ended March 31, 2007 and 2006......................7


               Condensed  Consolidated  Statements  of Cash Flows  (Unaudited) -
               Three Months Ended March 31, 2007 and 2006......................8

               Notes to Condensed  Consolidated Financial Statements (Unaudited)
               - Three Months Ended March 31, 2007 and 2006...................10



       Item 2. Management's  Discussion and Analysis of Financial  Condition and
               Results of Operations..........................................18

       Item 3. Quantitative and Qualitative Disclosures about Market Risk.....28

       Item 4. Controls and Procedures........................................28


PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................30

       Item 1A.  Risk Factors.................................................32

       Item 2. Changes in  Securities,  Use of Proceeds and Issuer  Purchases of
               Equity Securities..............................................33

       Item 3. Defaults upon Senior Securites.................................33

       Item 4. Submission of Matters to a Vote of Security Holders............33

       Item 5. Other Information..............................................33

       Item 6. Exhibits and Reports on Form 8-K...............................33


SIGNATURES....................................................................33

                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets



----------------------------------------------------------------------------
(Unaudited) (Audited)
----------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------
CURRENT                                                                      March 31, 2007   December 31, 2006
----------------------------------------------------------------------------   ------------    ------------

Cash and cash equivalents                                                      $  1,919,248    $  1,501,040

----------------------------------------------------------------------------   ------------    ------------
Accounts receivable, net of allowance for                                        16,235,424      12,878,732
doubtful accounts of $388,958 at
March 31, 2007 and December 31, 2006
respectively
----------------------------------------------------------------------------   ------------    ------------
Inventories                                                                       8,334,469       7,792,621
----------------------------------------------------------------------------   ------------    ------------
Prepaid Expenses                                                                     29,324          36,633
----------------------------------------------------------------------------   ------------    ------------


----------------------------------------------------------------------------   ------------    ------------
Total Current Assets                                                             26,518,465      22,209,026
----------------------------------------------------------------------------   ------------    ------------
Property and Equipment                                                              720,806         711,015
----------------------------------------------------------------------------   ------------    ------------
   Less:  accumulated depreciation and amortization                                (182,590)       (159,300)
----------------------------------------------------------------------------   ------------    ------------
                                                                                    538,216         551,715
----------------------------------------------------------------------------   ------------    ------------
Deferred income tax asset                                                           464,035         177,177
----------------------------------------------------------------------------   ------------    ------------
Deposits                                                                            313,228         243,095
----------------------------------------------------------------------------   ------------    ------------

----------------------------------------------------------------------------   ------------    ------------
Total Assets                                                                   $ 27,833,944    $ 23,181,013
----------------------------------------------------------------------------   ------------    ------------
                December 31,
                ------------
----------------------------------------------------------------------------   ------------    ------------
Liabilities and Shareholders Equity
----------------------------------------------------------------------------   ------------    ------------
LIABILITIES
----------------------------------------------------------------------------   ------------    ------------
CURRENT

----------------------------------------------------------------------------   ------------    ------------
Accounts payable                                                                 12,877,013      16,073,617
----------------------------------------------------------------------------   ------------    ------------

----------------------------------------------------------------------------   ------------    ------------
Accrued liabilities                                                                 543,533         539,767
----------------------------------------------------------------------------   ------------    ------------
Business loan                                                                    11,000,512            --
----------------------------------------------------------------------------   ------------    ------------
Short term loan                                                                           0         100,000
----------------------------------------------------------------------------   ------------    ------------

----------------------------------------------------------------------------   ------------    ------------
Current liabilities                                                              24,421,058      16,713,384
----------------------------------------------------------------------------   ------------    ------------

----------------------------------------------------------------------------   ------------    ------------
        Long term payable                                                              --         3,735,198
----------------------------------------------------------------------------   ------------    ------------




Total Liabilities                                                                24,421,058      20,448,582
----------------------------------------------------------------------------   ------------    ------------

----------------------------------------------------------------------------   ------------    ------------
SHAREHOLDER'S EQUITY
----------------------------------------------------------------------------   ------------    ------------
Class B Preferred stock, $0.001 par value, authorized - 10,000,000 shares,        1,980,737       1,918,974
 Issued and outstanding - 3,181,357 in 2007, 2,797,738 shares in 2006
----------------------------------------------------------------------------   ------------    ------------
Preferred stock backup withholding                                                 (168,474)       (149,945)

----------------------------------------------------------------------------   ------------    ------------
Common stock, $0.001 par value  authorized - 75,000,000 shares, Issued and           49,026          49,026
outstanding - 49,025,511
----------------------------------------------------------------------------   ------------    ------------
Additional paid-in capital                                                       18,043,325      17,866,531
----------------------------------------------------------------------------   ------------    ------------

----------------------------------------------------------------------------   ------------    ------------
Accumulated deficit                                                             (16,491,728)    (16,952,155)
----------------------------------------------------------------------------   ------------    ------------
      Total shareholders' equity                                                  3,412,886       2,732,431
----------------------------------------------------------------------------   ------------    ------------
Total liabilities and shareholders' equity                                     $ 27,833,944    $ 23,181,013
----------------------------------------------------------------------------   ------------    ------------


See accompanying notes to the unaudited condensed financial statements



                          SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                        (Unaudited)


                                                           Three months ended March 31,
------------------------------------------------------ --------------------------------
                                                           2007                 2006

------------------------------------------------------ ---------------  ---------------

Net revenues                                             $ 14,691,110    $ 11,548,187
------------------------------------------------------   ------------    ------------
Cost of revenues                                           12,082,914       9,897,099


------------------------------------------------------   ------------    ------------
Gross margin                                                2,608,196       1,651,088
------------------------------------------------------   ------------    ------------
Costs and expenses

------------------------------------------------------   ------------    ------------
Sales and marketing                                           590,856          74,886
------------------------------------------------------   ------------    ------------
General and administrative                                  1,578,174       1,484,994
------------------------------------------------------   ------------    ------------
Provision for doubtful accounts                                 1,438          50,000
------------------------------------------------------   ------------    ------------
Depreciation and amortization:
------------------------------------------------------   ------------    ------------
   Property and equipment                                      23,291          25,815

------------------------------------------------------   ------------    ------------
Total costs and expenses                                    2,193,759       1,635,695
------------------------------------------------------   ------------    ------------
Income (loss) from operations                                 414,437          15,393
------------------------------------------------------   ------------    ------------
Other income (expense):
------------------------------------------------------   ------------    ------------
   Interest income                                             31,385           3,247
------------------------------------------------------   ------------    ------------
   Interest expense                                           (59,715)        (72,387)
------------------------------------------------------   ------------    ------------
   Other income (expense)                                     (87,690)          4,531
------------------------------------------------------   ------------    ------------
   Other income (expense),                                   (116,020)        (64,609)
net
------------------------------------------------------   ------------    ------------
Income (Loss) before provision (benefit) for income           298,417         (49,216)
taxes
------------------------------------------------------   ------------    ------------
Provision (benefit) for income taxes                           63,085            --
------------------------------------------------------   ------------    ------------
Deferred income tax expense                                  (286,858)           --
------------------------------------------------------   ------------    ------------
Net income (loss)                                             522,190         (49,216)
------------------------------------------------------   ------------    ------------


------------------------------------------------------   ------------    ------------
Less: dividends on convertible preferred stock                 61,763          49,856
------------------------------------------------------   ------------    ------------
Net income (loss) attributable to common shareholders         460,427         (99,072)

------------------------------------------------------   ------------    ------------
Net income (loss) per common share -                              .01             N/A
Basic and diluted                                                 .01
------------------------------------------------------   ------------    ------------
Weighted average number of shares of common stock          49,025,511      48,540,681
outstanding - Basic and diluted                            54,706,506      53,296,071
------------------------------------------------------   ------------    ------------

See accompanying notes to unaudited condensed consolidated financial statements.



                         SOYO Group, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                            Three months ended March 31,
--------------------------------------------------------- -------------------------------
                                                                2007           2006
--------------------------------------------------------- -------------------------------
OPERATING ACTIVITIES
--------------------------------------------------------- --------------  ---------------


Net Income (loss)                                               522,190        (49,216)
---------------------------------------------------------   -----------    -----------

Adjustments to reconcile net income to net cash
used in operating activities:
---------------------------------------------------------   -----------    -----------

     Depreciation and Amortization                               23,290         25,815
---------------------------------------------------------   -----------    -----------

     Non cash payments for director's compensation                 --           24,570
---------------------------------------------------------   -----------    -----------

     Stock based compensation                                   176,794        359,871
---------------------------------------------------------   -----------    -----------

     Provision for doubtful accounts                              1,438         50,000
---------------------------------------------------------   -----------    -----------

     Changes in operating assets and liabilities:
---------------------------------------------------------   -----------    -----------

(Increase) decrease in:
---------------------------------------------------------   -----------    -----------

     Accounts Receivable                                     (3,358,130)       407,037
---------------------------------------------------------   -----------    -----------

     Inventories                                               (541,848)    (3,263,986)
---------------------------------------------------------   -----------    -----------

     Prepaid expenses                                             7,309         18,879
---------------------------------------------------------   -----------    -----------

     Deposits                                                   (70,133)        (5,525)
---------------------------------------------------------   -----------    -----------

     Deferred income tax asset                                 (286,858)          --
---------------------------------------------------------   -----------    -----------

Increase (Decrease) in:
---------------------------------------------------------   -----------    -----------

     Accounts payable                                        (3,196,604)     2,953,329
---------------------------------------------------------   -----------    -----------

     Accrued liabilities                                          3,766       (939,599)
---------------------------------------------------------   -----------    -----------


---------------------------------------------------------   -----------    -----------

Net cash used in operating activities                        (6,718,786)      (643,744)
---------------------------------------------------------   -----------    -----------


---------------------------------------------------------   -----------    -----------

INVESTING ACTIVITIES
---------------------------------------------------------   -----------    -----------

     Purchase of property and equipment                          (9,791)       (50,182)
---------------------------------------------------------   -----------    -----------

     Proceeds from sale of equipment                               --             --
---------------------------------------------------------   -----------    -----------


---------------------------------------------------------   -----------    -----------

Net cash used in investing activities                            (9,791)       (50,182)
---------------------------------------------------------   -----------    -----------


---------------------------------------------------------   -----------    -----------

FINANCING ACTIVITIES
---------------------------------------------------------   -----------    -----------

     Advances from Officers, Directors, Shareholders            (65,000)
---------------------------------------------------------   -----------    -----------

     Proceeds from issuance of common stock                        --
---------------------------------------------------------   -----------    -----------

     Payment of backup withholding tax on accreted
dividends on preferred stock                                    (18,529)       (14,957)
---------------------------------------------------------   -----------    -----------

Increase (Decrease) in:
---------------------------------------------------------   -----------    -----------

     Business loan                                           11,000,512           --
---------------------------------------------------------   -----------    -----------




     Short term loan                                           (100,000)          --
---------------------------------------------------------   -----------    -----------

     Long term debt                                          (3,735,198)          --
---------------------------------------------------------   -----------    -----------

Net cash used in financing activities                         7,146,785        (79,957)
---------------------------------------------------------   -----------    -----------


---------------------------------------------------------   -----------    -----------

CASH AND CASH EQUIVALENTS
---------------------------------------------------------   -----------    -----------

      Net Increase (Decrease)                                   418,208       (773,883)
---------------------------------------------------------   -----------    -----------

      At beginning of Period                                  1,501,040        828,294
---------------------------------------------------------   -----------    -----------

      At End of Period                                        1,919,248         54,411
---------------------------------------------------------   -----------    -----------


---------------------------------------------------------   -----------    -----------

Supplemental disclosure of cash flow information
---------------------------------------------------------   -----------    -----------


---------------------------------------------------------   -----------    -----------

Cash paid for interest                                          159,715         72,387
---------------------------------------------------------   -----------    -----------

Cash paid for income taxes                                       30,805
---------------------------------------------------------   -----------    -----------


---------------------------------------------------------   -----------    -----------

Non cash investing and financing activities
---------------------------------------------------------   -----------    -----------


---------------------------------------------------------   -----------    -----------

Accretion of discount on Class B preferred stock                 61,763         49,856
---------------------------------------------------------   -----------    -----------

Director's Compensation                                               0         24,570
---------------------------------------------------------   -----------    -----------

Stock Option Compensation                                       176,794        134,952
---------------------------------------------------------   -----------    -----------



See accompanying notes to unaudited condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

        Three Months Ended March 31, 2007 and 2006


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

In conjunction with this transaction, SOYO Nevada transferred $12,000,000 of accounts payable to SOYO Taiwan to long-term payable, without interest, due December 31, 2005. During the three monthFs ended March 3F1, 2004, the Company agreed with a third party to convert the long-term payable into convertible preferred stock.

On December 9, 2002, SOYO's Board of Directors electeFd to change SOYO's fiscal year end from July 31 to December 31 to conform to SOYO Nevada's fiscal year end.

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of SOYO and SOYO Nevada. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X..

Interim Financial Statements - The accompanying interim unaudited condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company's audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007. The largest part of the Company's business, the importing and resale of consumer electronic products, is a seasonal business. The busiest time of the year is the holiday season, which occurs at the end of the year. Accordingly, sales for the year should improve as the year passes, culminating in strongest sales in the fourth quarter.

Business - The Company sells products under three different product lines: 1) Computer Components and Peripherals 2) Consumer Electronics and 3) Communications Equipment and Services. The products are sold to distributors and retailers primarily in North and South America.

Accounting Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs and inventories. Actual results could differ from those estimates.

Earnings Per Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock and stock options owned by employees.

As of March 31, 2007, potentially dilutive securities consisted of 3,181,357 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share. As of March 31, 2007, 5,680,995 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock based on the $0.56 per share conversion price.

As of March 31, 2006, 4,755,390 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock based on the $0.62 per share conversion price.

The Company applies the treasury stock method to each individual compensation grant. If a grant is out-of-the-money based on the stated exercise price, the effects of including any component of the assumed proceeds associated with that grant in the treasury stock method calculation would be antidilutive. A holder would not be expected to exercise out-of-the money awards. For the period ended March 31, 2007, out-of-the-money awards are not included in the computation of diluted EPS. Since the 2005 options granted are all out of the money, and the 2007 options awarded are unvested, the only potentially dilutive securities are the 3,181,357 shares of Class B Convertible Preferred Stock.

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three months ended March 31, 2007 and 2006.

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

Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures. The Company adopted SFAS No. 123(R) effective January 1, 2006. The Company adopted the modified prospective method. As a result, the Company recognized a charge against earnings of $176,794 for the three months ended March 31, 2007. For further information, refer to note 4, Stock Based Compensation on page 14.

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

On February 2, 2007, the Company issued 4,805,000 option grants to employees at a strike price of $0.35. One third of those options will vest and be available for purchase on February 2, 2008, one third on February 2, 2009, and one third on February 2, 2010. The grants will expire if unused on February 2, 2012.

As of March 31, 2007, 10 employees who had been granted stock options in 2005 had left the Company, and grants totaling 462,000 options were returned to the Company. No employees who were granted stock options in 2007 had left the Company as of the date of this report.

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

2. Short Term Loan

In October 2005, the Company borrowed $165,000 from an unrelated third party for working capital purposes. As of December 31, 2006, $65,000 of the loan had been repaid, and $100,000 was still outstanding. The balance was paid off during the first quarter of 2007.

3. Business Loan

During the quarter, the Company began to use the $12 million asset based credit facility arranged with United Commercial Bank (see Form 8-K dated March 2,
2007). The agreement calls for UCB to provide funds for SOYO to purchase inventory in an amount determined by an evaluation of SOYO's current inventory and accounts receivable. According to the terms of the agreement, all accounts receivable sold to other factors were purchased by UCB. For reporting purposes, the loan has been segregated from other payables and reported as a separate line item. As of March 31, 2007, the amount SOYO owed to UCB was $11,000,512.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the period ended March 31, 2007 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

6. Income Taxes

Through 2006, the Company used net operating loss carryforwards to offset all income taxes payable. As of December 31, 2006, the Company had federal operating loss carryforwards of approximately $4,195,130 expiring in various years through 2024, which can be used to offset future taxable income, if any. As of December 31, 2006, there were no state operating loss carryforwards available to the Company.

As a result, the Company recognized income tax expense of $63,805 during the quarter. Additionally, the Company recognized a gain related to deferred income tax assets of $286,858, resulting from timing differences between taxable income and US GAAP.

7. Significant Concentrations

a. Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                 Three Months Ended March 31,
--------------------------- ------------------- ----------------
                                  2007                2006
--------------------------- ------------------- ----------------
Revenues:
--------------------------- ------------------- ---------------
     Distributors              $11,883,335         $4,479,959
--------------------------- ------------------- ----------------
     Retailers                     941,413          7,068,228
--------------------------- ------------------- ----------------
     Others                      1,866,362                --
--------------------------- ------------------- ----------------
Total                          $14,691,110        $11,548,187
--------------------------- ------------------- ----------------

During the three months ended March 31, 2007 and 2006, the Company offered price protection to certain customers under specific programs aggregating $200,354 and $0, respectively, which reduced net revenues and accounts receivable accordingly.

During the three months ended March 31, 2007, the Company had no customer that accounted for more than 10% of net revenues.

b. Geographic Segments

Financial information by geographic segments is summarized as follows:


                                                   Three Months Ended March 31,
--------------------------------------- ----------------------- ----------------
                                                2007                    2006
--------------------------------------- ----------------------- ----------------
Revenues:
--------------------------------------- ----------------------- ----------------
     United States                          $12,921,171             $9,114,585
--------------------------------------- ----------------------- ----------------
     Canada                                     (34,865)            N/A
--------------------------------------- ----------------------- ----------------
     Central and South America                  564,296              2,205,222
--------------------------------------- ----------------------- ----------------
     Others                                   1,240,508                228,380
--------------------------------------- ----------------------- ----------------
Total                                       $14,691,110            $11,548,187
--------------------------------------- ----------------------- ----------------


NOTE: Prior to mid 2006, the Company reported all United States and Canadian revenue as a single line item under the caption North America. As such, the breakout between US and Canadian revenue is not available. The 2006 revenue reported as US revenue includes sales to Canada.

c. During the quarter ended June 30, 2006, the Company began calculating net revenue by product line for financial reporting purposes. 2007 sales by product line are as follows:



                                              Three Months Ended March 31,
-------------------------------------- --------------------- -----------------
                                       2007                  2006
-------------------------------------- --------------------- ----------------
Revenues:
-------------------------------------- --------------------- -----------------
     Computer Parts and Peripherals       $11,683,419           N/A
-------------------------------------- --------------------- -----------------
     Consumer Electronics                   2,981,198           N/A
-------------------------------------- --------------------- -----------------
     VoIP                                      26,493           N/A
-------------------------------------- --------------------- -----------------
Total                                     $14,691,110
-------------------------------------- --------------------- -----------------


d. Suppliers

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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


Financial Outlook:


For the year 2006, the Company earned $678,537,or $0.01 per share before dividends on preferred stock, The large increases in sales of LCD televisions and LCD monitors were primarily responsible for the large increase in net revenues.

For the year 2005, the Company earned $540,310 or $0.01 cents per share, before preferred dividends, and revamped its core product offerings. As a result, the consumer electronics division, featuring LCD televisions and monitors, was responsible for over 30% of the Company's sales, a number that was expected to grow in the coming years.

For the year 2004, the Company incurred a net loss before preferred dividends of ($3,920,245).

As a general rule, the Company has been totally reliant upon the cash flows from its operations to fund future growth. In the last few years, the Company has begun and continues to implement the following steps to increase its financial position, liquidity, and long term financial health:

In 2005, The Company completed a small private placement, began factoring invoices to improve cash flows, and converted several million dollars of debt to equity, all of which improved the Company's financiFal condition.

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


Results of Operations:

Three Months Ended March 31, 2007 and 2006::

Net Revenues. Net revenues increased by $3,142,923 or 27.2%, to $14,691,110 in the three months ended March 31, 2007, as compared to $11,548,187 in 2006. The increase in revenues was mainly due to new markets being opened by the sales department for LCD television sales. New customers during the quarter included American TV (15 stores in the Midwest U.S.), 6th Avenue Electronics, and featured spots during the quarter on ShopNBC.

Gross Margin. Gross margin was $2,608,196 or 17.7% in 2007, as compared to $1,651,088 or 14.3% in 2006. Gross margins increased both on a numerical and a percentage basis as the Company increased sales of higher margin products such as LCD monitors and wireless Bluetooth devices.

Sales and Marketing Expenses. Selling and marketing expenses increased by $515,970 to $590,856 in 2007, as compared to $74,886 in 2006. The increase is due to higher commissions to outside sales reps. The Company began using outside sales reps to open new markets in 2006, and as the sales have grown, the commissions have grown. The Company believes this is a cost effective way to obtain shelf space at various retailers, so the outside commissions are likely to continue to grow larger.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased by $93,180 to  $1,578,174  in 2007, as compared to $1,484,994 in 2006.

The increase is due entirely to increased labor costs. As sales have almost tripled in the last two years, the Company has added staff in the sales, finance and operations areas. The staff has been needed to keep up with the increased business volume. Approximately $50,000 of the increase is due to increased costs of implementing FASB 123(R). The non cash charge against earnings was approximately $135,000 in the quarter ended March 31, 2006 and $177,000 in the quarter ended March 31, 2007

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $1,438 in the three months ended March 31, 2007. The Company recorded a provision for doubtful accounts of $50,000 for the three months ended March 31, 2006. As of March 31, 2007, the Company believes its provision for doubtful accounts is adequate.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $23,291 for the three months ended March 31, 2007, as compared to $25,815 in 2006.

Income from Operations. The income from operations was $414,437 for the three months ended March 31, 2007, as compared to $15,393 for the three months ended March 31, 2006. This is a result of the increased expenses described above offsetting the higher gross margin.

Miscellaneous Income. Miscellaneous income was a loss of $87,690 for the three months ended March 31, 2007. Miscellaneous income was $4,531 in the three months ended March 31, 2006.

Interest Income. Interest income was $31,385 for the three months ended March 31, 2007, as compared to $3,247 for the three months ended March 31, 2006. The increase is due to the Company having more cash on hand due to improved financial performance over the last year.

Interest Expense. Interest expense was $59,715 for the three months ended March 31, 2007. Interest expense was $72,387 for the three months ended March 31, 2006. The decrease was due to a single factor. The Company was operating under an expensive factoring agreement in 2006, but has since obtained much better terms on its financing. As a result, the cost of the financing is lower.

Provision for Income Taxes. The Company recognized a provision for income taxes of $63,085 in 2007. There was no provision in 2006. The provision is now necessary as net operating loss carry forwards will no longer offset all of the Company's tax liabilities.

Deferred Income Tax Gain/ (Expense): The deferred income tax gain (expense) was a gain of $286,858 for the three months ended March 31, 2007. This is a result of timing differences between GAAP income and taxable income. There was no deferred income tax gain or loss in the three months ended March 31, 2006.

Net Income. Net income was $522,190 for the three months ended March 31, 2007, as compared to a net loss of ($49,216) for the three months ended March 31, 2006.


Financial Condition - March 31, 2007:

Liquidity and Capital Resources:

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

Operating Activities. The Company utilized cash of $6,718,786 from operating activities during the three months ended March 31, 2007, as compared to utilizing cash of $643,744 in operating activities during the three months ended March 31, 2006.

At March 31, 2007, the Company had cash and cash equivalents of $1,919,248, as compared to $1,501,040 at December 31, 2006.



The Company had working capital of $2,097,407 at March 31, 2007, as compared to working capital of $5,495,642 at December 31, 2006, resulting in current ratios of 1.086:1 and 1.33:1 at March 31, 2007 and December 31, 2006, respectively. At year end, the Company had classified almost $4 million of debt as long term debt. That debt has now been reclassified as current debt, and is now part of the calculation of working capital.

Accounts receivable increased to $16,235,424 at March 31, 2007, as compared to $12,878,732 at December 31, 2006, an increase of $3,356,692. The Company's provision for doubtful accounts stood at $388,958 as of March 31, 2007 and December 31, 2006.

Inventories increased to $8,334,469 at March 31, 2007, as compared to $7,792,621 at December 31, 2006, an increase of $541,848 or 7%. Inventory in transit was $2,024,520 at March 31, 2007, down from $4,005,265 at December 31, 2006.

Accounts payable increased to $23,877,525 at March 31, 2007, as compared to $16,073,617 at December 31, 2006, an increase of $7,803,908. The increase is due to $3,700,000 of debt being reclassified from long term debt to current, and the other $4 million is offset by a similar increase in accounts receivable, as the Company's sales and purchases continue to grow.

Accrued liabilities increased to $543,533 at March 31, 2007, as compared to $539,767 at December 31, 2006, an increase of $3,766 or less than one percent..

Financing Activities. In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. As of March 31, 2007, the entire loan had been repaid.

In March 2007,  the Company  announced  that it had secured a $12 MM Asset Based
Credit Facility from a California bank to provide funding for future growth. As of March 31, 2007, the Company owed UCB bank $11,000,512 that had been borrowed under the facility. The $11,005,512 is included in the payables and working capital calculations described above.

Principal Commitments:

A summary of the Company's contractual cash obligations as of March 31, 2007, is as follows:
--------------------------------- ---------------------- -------------------- ------------------- ------------------
                                  Less than 1 year       1-3 years            4-5 years           Over 5 years
--------------------------------- ---------------------- -------------------- ------------------- ------------------

Contractual Cash Obligations
--------------------------------- ---------------------- -------------------- ------------------- ------------------
    Operating Leases                212,692               141,794
--------------------------------- ---------------------- -------------------- ------------------- ------------------
    Notes Payable
--------------------------------- ---------------------- -------------------- ------------------- ------------------
    Purchase Commitments          2,024,520
--------------------------------- ---------------------- -------------------- ------------------- ------------------
Total                             2,237,122               141,794
--------------------------------- ---------------------- -------------------- ------------------- ------------------

At March 31, 2007, the Company did not have any long term purchase commitment contracts to honor. The only purchase commitments were for inventory already purchased and in transit of $2,024,520.

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

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of minimum royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. There are no minimum payments due each calendar year. For more information, please see the contract, which is included as exhibit 10.4 to Form 10-K dated December 31, 2006.


Off-Balance Sheet Arrangements:

At March 31, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At March 31, 2007, the Company did not have any material commitments for capital expenditures.

Recent Accounting Pronouncements:


In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS 159 may have on its financial condition or results of operations.

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

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

As the Company's debt obligations at March 31, 2007 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Based on a current evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were not effective as of March 31, 2007 and did not ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, that as of such date, the Company's disclosure controls and procedures were not effective. In addition, the Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented.

The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including the fact that the Company's system of internal control requires considerable manual intervention to do the following: (1) to properly record accounts payable to vendors for purchases of inventory, (2) to properly record adjustments to inventory per the general ledger to physical inventory balances, (3) to properly record inventory adjustments to the lower of cost or market using the average inventory method,
(4)to have effective controls over interim physical inventory procedures, and 5) to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an effective financial reporting process because of the aforementioned material weaknesses. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the period ended March 31, 2007.

To address these significant deficiencies and material weaknesses, the Company Has taken the following corrective actions:

The Company is operating without a permanent Accounting Manager or Controller.

While the Company does not have a permanent Accounting Manager or Controller, the Company believes it has enough staff working in the accounting department to complete all work required on a timely basis. The Company has retained a financial consultant and former CPA to oversee the day to day management of the accounting department. The Company has recently added additional personnel to complete the day to day accounting tasks. The Company promoted a bookkeeper to Acting Accounting Manager.

Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, and the software has been paid for. The Company has been testing and customizing the software for the last few months, and expects that the software will be installed and operational during the third quarter of 2007.

In conjunction with the Company's financial statements for the quarter ended March 31, 2007, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the corrective actions listed above. The officers believed that such corrective actions minimize the risk of material misstatement, but the corrective actions continued to have significant deficiencies.

As of March 31, 2007, the Chief Executive Officer and the Chief Financial Officer are satisfied that with the personnel in place, and with the additional efforts of the Financial Consultant/ CPA, that the books and records portray a completely accurate picture of the Company's financial position and that all transactions are being captured and reported as required. The Company believes that once the new software is installed and operational, all significant deficiencies will have been addressed and corrected.


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

On January 12, 2007, the Court ordered that summary adjudication be granted in favor of Soyo on two of the four claims in Soyo's Complaint against XtraPlus (Soyo voluntarily dismissed the other two claims), and that Soyo recover the remaining balance due on its claim. The Court also ordered that summary judgment be granted in favor of Soyo and against XtraPlus on all of the claims against Soyo that were contained in the XtraPlus Cross-Complaint. The formal order and the proposed judgment reflecting this disposition were entered on February 14, 2007. XtraPlus paid the Judgment of $168,498.20 plus additional costs of $5,176.03 for a total of $173,674.23 and a full Satisfaction of Judgment has been filed.

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

The parties have reached a settlement of the action. However, the agreed upon settlement agreement must receive Preliminary Approval by the Court after a noticed hearing. Then, if preliminarily approved, Class Notice must be given to members of the class whom Normandin represents, and any objections to the settlement considered and addressed by the Court. The papers necessary for the Preliminary Approval Hearing are being drafted and will be filed within 30 days. We cannot predict the outcome of these pending matters, nor whether the settlement agreement will ultimately be approved and the case dismissed.


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

On June 30, 2006, a lawsuit was filed in the United States District Court, Central District of California, Eastern Division, entitled Robert Lewis, Jr. v. Soyo Group, Inc., et al., Case No. EDCV 06-699 VAP (JWJx). The case seeks class action status and alleges failures to timely pay rebates to purchasers of Soyo products allegedly in violation of unfair competition laws, the California Consumer Legal Remedies Act and contracts with purchasers. The plaintiff seeks disgorgement of all amounts obtained by the Company as a result of the alleged misconduct, plus actual damages, punitive damages and attorneys' fees and costs. The Company has agreed to the terms of a settlement which is currently before the court for approval.

On May 22, 2005, the Company received notice of an investigation by the Attorney General of the State of California (the "AG") regarding the Company's alleged failures to timely pay rebates to purchasers of Soyo products. The Company has cooperated with the investigation and has agreed to the terms of a stipulation for entry of final judgment and permanent injunction (the "Injunction") relating to the Company's administration of rebate claims. On March 7, 2007, the

Injunction was filed by the AG and entered by the Superior Court of California, County of San Diego in the action entitled People of the State of California v. Soyo Group, Inc., et al., Case No. GIC 8813770. The Company believes that compliance with the terms of the Injunction will have no material adverse effect on the Company.

On February 15, 2006, the Company received notice of an investigation by counsel for the Federal Trade Commission (the "FTC") regarding the Company's alleged failures to timely pay rebates to purchasers of Soyo products. The Company has cooperated with the investigation and has agreed to the terms of an agreement containing a consent order to be filed by the FTC relating to the Company's administration of rebate claims, which is currently before the FTC for approval.

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

On March 22, 2007, Semiconductor Energy Laboratory Co., Ltd. instituted an action against several defendants, including the Company, in the United States District Court for the Northern District of California (Case No. C071667 MHP) alleging patent infringement with respect to certain products the Company is alleged to have imported and sold in the United States. No trial date has been set. Pursuant to order of the Court, the Company's deadline to respond to the Complaint is currently on July 12, 2007. Discovery has not commence and no trial date has been set. The Company strongly dispute any liability in the matter and will vigorously defend itself in the action.

There are no other legal proceedings that have been filed against the Company.

None of the Company's directors, officers or affiliates, or owner of record of more than five percent (5%) of its securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

                                                      SOYO GROUP, INC.
                                                      --------------------
                                                      (Registrant)




DATE:  May 15, 2007                             By: /s/ Ming Tung Chok
                                                      -----------------------
                                                      Ming Tung Chok
                                                      President and Chief
                                                      Executive Officer



DATE:  May 15, 2007                              By: /s/ Nancy Chu
                                                      -----------------------
                                                      Nancy Chu
                                                      Chief Financial Officer



DATE:  May 15, 2007                              By /s/ Paul F. Risberg
                                                      --------------------------
                                                      Name: Paul F. Risberg
                                                      Title: Director


DATE:  May 15, 2007                             By /s/ Chung Chin Keung
                                                      --------------------------
                                                      Name: Chung Chin Keung
                                                      Title: Director


DATE:  May 15, 2007                              By /s/ Zhi Yang Wu
                                                      --------------------------
                                                      Name: Zhi Yang Wu
                                                      Title: Director

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