Form 10-K/A
period 2006-12-31
SOYO GROUP INC
filed 2007-08-07
CIK 1108955

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
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                Nevada                                 95-4502724
  ----------------------------------------  ------------------------------------
     (State or other Jurisdiction                    (I.R.S. Employer
   of Incorporation or Organization                Identification Number)


            1420 South Vintage Avenue, Ontario, California 91761-3646
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (909) 292-2500
 -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and " in Rule 12b-2 of the. (Check one):

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

     As of August 6, 2007, there were 49,039,156 shares Outstanding.

     Documents Incorporated by Reference: None

                                SOYO GROUP, INC.
                                    FORM 10-K
                                      INDEX


                                     PART I
Item 1.          Business..................................................... 5
Item 1A.         Risk Factors.................................................15
Item 1B.         Unresolved Staff Comments....................................17
Item 2.          Properties...................................................17
Item 3.          Legal Proceedings............................................17
Item 4.          Submission of Matters to a Vote of Security Holders......... 20

                                     PART II

Item 5.          Market for Registrant's Common Equity, Related Stockholder
                     Matters and Issuer Purchases of Equity Securities........20
Item 6.          Selected Financial Data......................................23
Item 7.          Management's Discussion and Analysis of Financial
                 Conditionand Results of Operations...........................24
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk...44
Item 8.          Financial Statements and Supplementary Data..................44
Item 9.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................80
Item 9A.         Controls and Procedures......................................83
Item 9B..        Other Information............................................85

                                    PART III

Item 10.         Directors, Executive Officers and Corporate Governance.......85
Item 11.         Executive Compensation.......................................88
Item 12.         Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters...............91
Item 13.         Certain Relationships, Related Transactions and Director
                     Independence.............................................92
Item 14.         Principal Accountant Fees and Services.......................93

                                     PART IV

Item 15.         Exhibits and Financial Statement Schedules...................94
                 Signatures...................................................95

                                Explanatory Note

Soyo Group, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31 2006 (the "December 31, 2006 10-K"), which was originally filed on March 30, 2007. This Amendment No. 1 is being filed to restate the Company's financial statements for the year ended December 31 2006, which understated current liabilities and current assets.

The Company is restating its previously issued 2006 consolidated financial statements for the following reasons: error in recognition of accounts receivable sold with recourse and change in classification of deferred income tax assets and deposits.

In 2006, the Company sold its accounts receivable to Accord Financial Services with recourse. In accordance with generally accepted accounting principles, the transaction should be accounted for as a secured borrowing. During the year, the Company received proceeds of $15,611,928 from the sale of accounts receivable of which $12,023,525 had been paid as of yearend. As of December 31, 2006, the outstanding balance of $3,588,,403 is reported as business loan in the restated consolidated balance sheet.

The Company also reclassified its deferred income tax assets and deposits to current assets as the deferred income tax assets relate to temporary differences arising from current assets, and the deposits pertain to deposits on inventory in transit.

This Amendment No. 1 does not reflect events occurring after the original filing of the Company's December 31, 2006 10-KSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendment described above.



PART I

ITEM 1. BUSINESS.

When used in this Form 10-K, the words "expects," "anticipates, "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

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

On October 24, 2002, pursuant to the terms of a Reorganization and Stock Purchase Agreement ("Reorganization Agreement") dated as of October 15, 2002, the Company acquired (the "Acquisition") all of the equity interest of SOYO, Inc., a Nevada corporation ("SOYO Nevada" or "SOYO Group"), which was a whollyowned subsidiary of SOYO Computer, Inc., a Taiwan company ("SOYO Taiwan"). The Acquisition involved several simultaneous transactions which are set forth below.

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


                  Name                              Title
        -------------------------    ------------------------------------

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

                SOYO                     SlimEX                 Bay One
                GoVideo(R)               Cigar                  Atlas
                Sage                     FreeStyler             Dymond
                z-Connect                Dragon

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

PRODUCTION

SOYO Group does not produce the components that it distributes. Approximately 80% of SOYO Group, Inc.'s products are supplied by companies located in Taiwan and China. During 2006, no more than 44% of the products distributed by the SOYO Group were supplied by a third party vendor. SOYO Group, Inc is establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.


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

For the Latin American market, system builders and value-added resellers (VAR) are the primary targets. To reach these customers, SOYO Group, Inc. uses an extensive network of international, national and regional distributors. There are sales offices in Sao Paolo, Brazil, which offer local technical support and return authorization to better service customers in both Brazil and Argentina. As of December 31, 2006, approximately 18% of the SOYO Group's sales andrevenues were generated from the Latin American market.

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

The following table shows all customers that accounted for more than 10% of Company sales in a given year:

    Year end        Key Customer                  Revenues      % of Net Revenue
     2006         Not applicable               $        -                  -
     2005         E23                          $ 13,552,324               35%
     2004         SYX Distribution, Inc.       $  8,591,711               26%
                  a.k.a. Tiger Direct
     2003         SYX Distribution, Inc.       $  9,943,855               32%
                  a.k.a. Tiger Direct

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


During 2006, no more than 44% of the products distributed by the SOYO Group were supplied by a third party vendor. SOYO Group, Inc is establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.


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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate headquarter is located at 1420 S. Vintage Ave. Ontario, California, 91761. The property is under a lease agreement expiring November 30, 2008 with terms and conditions as stipulated below:

                                           Lease         Lease          Area
     Facility       Address               Inception    Expiration
     --------       -------               ---------    ----------     -------
     Office and     1420 S. Vintage Ave.  9/01/2003    11/30/2008  42,723 sq.ft.
     warehouse      Ontario, CA

Rent Schedule:

        Start Date                   End Date                Base Rent (NNN)
        ----------                   --------                ---------------
     October 1, 2004            February 28, 2006              $ 16,869.84
      March 1, 2006             November 30, 2008              $ 17,724.30

The Company owns an option to extend the term of the leased property for an additional five ( 5) years that can be exercised by providing written notice to the lessor at least six (6) months but not more than 12 months prior to the date that the option period would commence. The Company also maintains a sales representation office in Brazil, located at Rua Andre Ampere 153 andar 17 sala171/172, Brooklin Novo, Sao Paulo, SP, Brazil.

ITEM 3. LEGAL PROCEEDINGS.

Pourvajdi v. Soyo Group, Inc., et al. On April 14, 2005, Afshin "Andy" Pourvajdi filed a civil Complaint in the Superior Court of the State of California for the County of San Bernardino against the Company, Nancy Chu and DOES 1 through 50. Pourvajdi asserted four causes of action in his Complaint: (1) Double Damages for Violation of Labor Code Section 970; (2) Misrepresentation; (3) Intentional Infliction of Emotional Distress and (4) Breach of Contract. On each of the first two causes of action, Pourvajdi prayed for an award of damages of no less than $200,000, or according to proof, plus an unspecified amount of punitive damages, his costs of suit and for such other and further relief as the Court deemed just and proper. On the third cause of action, Pourvajdi sought generaldamages, medical and related expenses, lost earnings (both past and future), punitive damages, costs of suit and for such other and further relief as the Court deemed just and proper. No damage amount was identified for any of the damage elements associated with the third cause of action. On his fourth cause of action, Pourvajdi sought an unspecified amount he claimed was due under the alleged contract with Soyo, plus unspecified amounts of attorneys fees, costs and such other and further relief as the Court deemed just and proper. This action was settled, and the entire action was dismissed with prejudice in the last quarter of 2006.

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

                                                              Price Range
                                                           High        Low
              Fiscal Year Ended December 31, 2005
                  First Quarter                           $ 0.98      $ 0.37
                  Second Quarter                            0.88        0.60
                  Third Quarter                             0.93        0.66
                  Fourth Quarter                            0.89        0.55

              Fiscal Year Ended December 31, 2006
                  First Quarter                           $0.74       $ 0.50
                  Second Quarter                           0.62         0.31
                  Third Quarter                            0.40         0.28
                  Fourth Quarter                           0.40         0.27

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

Selected Consolidated Statements of Operations Data:

                                                             Year Ended December 31
                                          2006           2005           2004             2003           2002
                                          ----           ----           ----             ----           ----

Net revenue                          $ 56,758,688   $ 38,263,032    $ 32,426,414    $ 31,034,239    $ 49,644,417
Income (loss) from operations           1,519,271        514,920     (3,913,683)       (980,347)    (10,892,574)

Net income (loss) attributable to
common shareholders                       462,049       (633,443)     (4,143,978)       (984,588)    (10,733,458)

Net income (loss) per common share   $       0.01   ($      0.01)   ($      0.10)   ($      0.02)   ($      0.35)




Selected Consolidated Balance Sheet Data:

                                                                  December 31
                                                                  -----------

                                       2006           2005          2004           2003            2002
                                       ----           ----          ----           ----            ----

Total assets                     $ 26,769,416    $ 16,907,390   $  7,500,437    $ 12,729.453    $ 20,914,784
Long-term payable to Soyo
     Taiwan                         3,735,198            --             --        12,000,000      12,000,000
Shareholders' Equity (Deficit)     (2,732,431)      1,477,703     (4,057,028)    (12,136,783)    (11,152,195)

Cash dividends declared per
     common share                         N/A             N/A            N/A             N/A             N/A



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2006 contains forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends,


operating  costs,  working  capital  requirements,   facility  expansion  plans,
competition,  results  of  operations  and  other  statements  of  expectations, beliefs, future plans and strategies,  anticipated events or trends, and similar
expressions   concerning   matters   that   are  not   historical   facts.   The
forward-looking  statements  in this  Annual  Report on Form 10-K for the fiscal year ended December 31, 2006 involve known and unknown risks,  uncertainties and other factors that could cause actual  results,  performance or  achievements of the  Company  to differ  materially  from those  expressed  in or implied by the forward-looking statements contained herein.

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

The Company sells to distributors, retailers and directly to consumers. Revenues through such distribution channels for each of the three years ended December
31, 2006, 2005 and 2004 are summarized as follows:

                             Year Ended December 31


                    2006            %           2005          %          2004          %
                    ----           ---          ----         ---         ----         ---

Revenues
  Distributors   $35,510,804      62.6     $22,312,488      58.3     $14,704,452      45.3
  Retailers       15,187,152      26.8      15,742,332      41.2      17,721,962      54.7
  Others           6,060,732      10.6         208,212       0.5             N/A       N/A

Total            $56,758,688     100.0     $38,263,032     100.0     $32,426,414     100.0


During the year ended December 31, 2006, no customer accounted for more than 8% of sales.

During the year ended December 31, 2005, the Company had one customer (E23) that accounted for revenues of $13,552,324, equivalent to 35% of net revenues.


Revenues by geographic segment are summarized as follows:

                                                           Year Ended December 31

                                  2006           %           2005          %          2004           %
                                  ----          ---          ----         ---         ----          ---

Revenues
  United States               $42,628,547      75.2     $20,686,944      54.1     $25,936,978      80.0
  Other N. America              2,472,209       4.4         983,606       2.6             N/A       N/A

  Central and South America    10,253,665      18.0       2,993,532       7.8       6,317,907      19.5
  Hong Kong                       139,490       0.2      13,598,950      35.4         171,529       0.5

  Other locations               1,264,777       2.2             N/A       N/A             N/A       N/A
Total                         $56,758,688     100.0     $38,263,032     100.0     $32,426,414     100.0



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

Revenues by product line are summarized as follows:


                                                             Year Ended December 31
                                 2006          %         2005           %       2004            %
                                 ----         ---        ----          ---      ----           ---

Revenues
  Consumer electronics      $27,543,873      48.5    $18,739,719      49.0       N/A           N/A
  Computer parts and
       peripherals           29,204,792      51.5     18,906,367      49.4       N/A           N/A
  Voice and communication        10,023       --         616,946       1.6       N/A           N/A

Total                       $56,758,688     100.0    $38,263,032     100.0     $32,426,414   100.0



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

Critical Accounting Policies:

The Company prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. ..Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

                                                                                  Year Ended
                                                                                 December 31,
                                                                                    2005
                                                                               ----------------

      Net income (loss) attributable to common shareholders,  as reported      $   (633.443)
      Add: Stock-based employee compensation expense included in
            reported net income, net of related tax effect                                 -
      Deduct:  Total stock-based employee compensation expense
            determined under fair-value based method for all awards
            not included in net income (loss_                                       (224,919)
                                                                               ----------------
      Pro forma net income (loss) attributable to common shareholders          $   (858,362)
                                                                               ================

      Income (loss) per share:
        Basic/diluted - as reported                                            ($0.01)/($0.01)
        Basic/diluted - pro forma                                              ($0.02)/($0.02)


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

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased  by  $1,951,472  or 53.3 %, to  $5,610,810  in 2006,  as  compared  to
$3,659,338 in 2005. There were several reasons for the increase.

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

Provision for Bad Debts. The provision for bad debts was increased to $907,065 in 2006, as compared to $34,513 in 2005. Since 2004, the Company has used three different factors to increase cash flow. As a result, credit policies and requirements have changed frequently in the last few years. When the Company was prepared to sign the agreement for the $12 million finance line (see Form 8-K file March 2, 2007), it reexamined the receivables and wrote off all balances over 90 days, and wrote down to present value all balances over 90 days that were making monthly payments. This resulted in a large write off taken in the fourth quarter. As a result, any balances with even a small question about collectivity have been written off. Because of this aggressive stance, the allowance for bad debts has decreased, even though the accounts receivables balance has increased by over $5 million.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $43,818 in 2006 as compared to $35,394 in 2005.

Income (Loss) from Operations. The income from operations was $1,519,271 for the year ended December 31, 2006, as compared to income from operations of $514,920 for the year ended December 31, 2005.

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

Provision for Bad Debts. The provision for bad debts was decreased to $34,513 in 2005, as compared to $956,738 in 2004. The decrease is due to the improved quality of the Company's credit accounts, and the increased use of experts in evaluating customer credit applications.

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

Preferred Stock Dividends. Accreted and deemed preferred stock dividends were $1,173,753 in 2005, as compared to accreted and declared dividends of $223,733 in 2004. The accreted dividends were $174,753 during the year. Additionally, the Company made a $999,000 adjustment to the carrying value of the Class A preferred stock during the year. From the Company's inception, the Class A preferred stock was carried on the books at its basis of $1,000. Prior to the conditional redemption of the Class A preferred stock to common stock on October 24, 2005, the carrying value was adjusted to the face value of $1,000,000. This resulted in an adjustment to the preferred stock account of $999,000, and the offsetting journal entry to preferred stock dividends raised the amount recordedduring the year to $1,173,753.

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

Operating Activities. The Company utilized cash of $2,941,820 from operating activities during the year ended December 31, 2006, compared to utilizing cash of $178,088 from operating activities during the year ended December 31, 2004, and utilizing cash of $183,925 from operating activities during the year ended December 31, 2004.

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

The Company had working capital of $5,915,914 at December 31, 2006, as compared to working capital of $726,061 at December 31, 2005, resulting in current ratios of 1.33 to 1 and 1.04:1 at December 31, 2006 and 2005, respectively.

Accounts receivable increased to $16,467,135 at December 31, 2006, as compared to $7,278,520 at December 31, 2005, an increase of $9,188,615, or 76.9%. The large increase was due to several factors. Most importantly, net revenues increased by $18,495,656 during the year. Another factor is the increased diversity of the Company's customer list. The Company used a factor throughout the year to increase cash flow, and the factor approved all customers for credit lines and limits. As a result of the Company's faith in the ability of the factor's credit analysis, credit lines were approved for a larger number of customers, resulting in larger credit sales and receivables balances.

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

Business Loan increased to $3,588,403 in 2006 from $0 in 2005 since receivables were sold with recourse in 2006 to Accord Financial Services.

Long Term Debt increased to $1,735,198 in 2006 from $0 in 2005.

The Form 8-K dated December 27, 2006 was intended to document two unusual events that resulted in the Company expanding payment terms for two vendors. The situations were independent, but were reported together on a single Form 8-K.

On December 15, 2006, the Company entered into a Forebearance and Debt Payment Agreement with Eastech Electronics Inc., a Taiwan Company. The Company had purchased consumer electronics products from Eastech in 2006 which failed the Company's quality control inspections. Some of the products contained mold, some of the products did not work properly, and some of the parts were damaged. When the Company received the products, it notified Eastech of the problems, and refused to pay for the shipment. The Company was going to return a majority of the products to Eastech, which would have caused a substantial hardship for Eastech. Eventually, the two companies reached an agreement whereby SOYO would not return the products, but would keep the shipment. Eastech agreed to furnish at least $50,000 worth of spare parts to repair damaged products, and SOYO agreed to pay for the shipment over time, thereby allowing itself time to find any other damaged goods, account for sales and returns, and make sure that it would not be stuck with unsellable or returned merchandise that could not be liquidated.

On October 19, 2006, the Company entered into an agreement with Corion Industrial Corp. governing SOYO's repayment of debt. The debt arose from inventory SOYO purchased from Corion during the period from January to March 2006.

There were several problems with the inventory. First, a substantial portion of the inventory was being purchased to be sold on QVC. As such, these products required that the QVC bar code be affixed to each piece. That process was not completed correctly by Corion, forcing QVC to hire contractors to affix the proper documentation to each piece of inventory. These problems led to delays, and the "product window" during which the TV's were to be sold by QVC was missed. As a result, QVC ended up returning almost $1 million worth of products.

The second problem with one of the inventory models was that the casing for the TV's was not made according to specifications. As a result, the televisions could not be wall mounted with the external tuner attached. These televisions could not be sold through the retail chains, and were instead deeply discounted to the Shop at Home television network, causing losses of over $600,000.

The third and final problem with a portion of the inventory was due to the LCD panel itself. Although SOYO purchased a certain level of panel, some of the inventory was delivered with inferior panels. This led to high return rates, discounted products, and revenue shortfalls.

All of the problems with the shipments could be traced back to the manufacturer. As such, SOYO refused to pay for the products until the exact worth of the inventory and the true losses from the subpar inventory could be determined. Eventually, the Companies agreed on a reduced price for the inventory, with SOYO paying for the products in installments through October 2008. The portion of the debt not due to be paid in 2007 is listed on the balance sheet as long term debt.

Investing Activities The Company expended $48,891, $621,970 and $158,670 in 2006, 2005 and 2004 respectively, for the purchase of property and equipment. The large expenditure in 2005 is for the purchase of telephone lines and equipment in China to support the VoIP division, while the amount in 2004 is due to the move to Ontario, California and the resulting leasehold improvements.

Financing Activities The Company began factoring its invoices in 2005 to improve cash flow. The Company's initial factor was Wells Fargo PLC. In February 2006, the Company signed a one year contract with Accord Financial Services of North Carolina for factoring services. The agreement expired in February 2007 and was not renewed. During 2006, the Company received $15,611,928 as proceeds from factoring with Accord Financial Services of which $3,588,403 remains unpaid as of December 31, 2006.

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

Principal Commitments:

A summary of the Company's contractual cash obligations as of December 31, 2006, is as follows:

                                         Less than 1
    Contractual Cash Obligations            year           2-3 years         4-5 years        Over 5 years
                                       ---------------- ---------------- ------------------- ----------------

Operating Leases                          $212,692         $194,967             N/A                N/A
Advances from Directors                      N/A              N/A               N/A                N/A
Notes Payable/ Short Term Loan            $100,000            N/A               N/A                N/A
Purchase Commitments                     $4,005,265           N/A
Royalty Payments Due                      $353,000        $1,047,000         $1,480,000         $960,000
Long Term Debt                                -           $3,735,198             -                  -
                                       ---------------- ---------------- ------------------- ----------------
Total                                    $4,670,957       $4,977,165         $1,480,000         $960,000
                                       ================ ================ =================== ================

At December 31, 2006, the Company did not have any long term purchase commitment contracts to honor. The only purchase commitments were for inventory already purchased and in transit of $4,005,265.

At December 31, 2006, the Company had trade payables to Corion and Eastech. By prior agreement of the companies (see explanation above) the payment of those balances was stretched so that the balances were to be paid in equal installments through October 2008. As a result, balances totaling $3,735,198 were to be paid by the Company during the time period from January 2008 through October 2008, and have been classified as long term debt as of December 31, 2006.

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

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of MINIMUM royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $184,000 through December 31, 2007, and $424,000 in 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

As the Company's debt obligations at December 31, 2006 and 2005 were primarily short-term in nature, and since any interest bearing debt was at a pre-arranged rate, the Company had only minimal risk from an increase in interest rates. The Company has factored some of its accounts receivable during 2006, and any increase in the prime lending rate would lead to a higher rate charged on future advances. To the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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

     4. Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

     6.   Notes to Consolidated Financial Statements.


                         SOYO Group, Inc. and Subsidiary
                   Index to Consolidated Financial Statements

                                                                         Page
                                                                         ----
         Report of Independent Registered Public Accounting Firm -
               Vasquez & Company LLP                                     F-2
         Consolidated Balance Sheets - December 31, 2006 and 2005     F-3 - F-4
         Consolidated Statements of Operations -
               Years Ended December 31, 2006, 2005 and 2004           F-5 - F-6
         Consolidated Statements of Shareholders' Equity -
                     Years Ended December 31, 2006, 2005 and 2004        F-7
         Consolidated Statements of Cash Flows -
                     Years Ended December 31, 2006, 2005 and 2004     F-8 - F-10
         Notes to Consolidated Financial Statements -
               Years Ended December 31, 2006, 2005 and 2004          F-11 - F-33

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

As discussed in Note 11, the accompanying consolidated financial statements have been restated.

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



/s/ Vasquez and Company
-----------------------
Vasquez and Company, L.P
Los Angeles, California
March 30, 2007 (except for Note 11 as to which the date is August 2, 2007)


                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets






                                                                             December 31,
                                                                             ------------
                                                                         2006            2005
                                                                     ------------    ------------
                                                                      (Restated)

ASSETS
Current Assets
Cash and cash equivalents                                            $  1,501,040    $    828,294
Accounts receivable, net of allowance for doubtful accounts of
  388,958 and $589,224 at December 31, 2006 and 2005, respectively     16,467,135       7,278,520
Inventories                                                             7,792,621       7,991,030

Prepaid expenses                                                           36,633          20,984

Deferred income tax assets                                                177,177            --

Deposits                                                                  243,095          36,920
                                                                     ------------    ------------
   Total current assets                                                26,217,701      16,155,748
                                                                     ------------    ------------


Property and equipment                                                    711,015         867,122
Less: accumulated depreciation and amortization                          (159,300)       (115,480)
                                                                     ------------    ------------
                                                                          551,715         751,642
                                                                     ------------    ------------
Total Assets                                                         $ 26,769,416    $ 16,907,390
                                                                     ============    ============

LIABILITIES
Current Liabilities
Accounts payable                                                     $ 16,073,617    $ 13,977,579

Accrued liabilities                                                       539,767       1,287,108
Business loan                                                           3,588,403            --

Short term loan                                                           100,000         165,000
                                                                     ------------    ------------
   Total current liabilities                                           20,301,787      15,429,687
                                                                     ------------    ------------
Long term payable                                                       3,735,198            --
                                                                     ------------    ------------
Total liabilities                                                      24,036,985      15,429,687
                                                                     ------------    ------------

EQUITY
Class B Preferred stock, $0.001 par value,
  authorized - 10,000,000 shares, Issued
   and outstanding - 2,797,738 shares in 2006
   and 2005                                                             1,918,974       1,702,486
Preferred stock backup withholding                                       (149,945)        (84,999)
Common stock, $0.001 par value.
   Authorized - 75,000,000 shares, Issued and
    outstanding - 49,025,511 shares (48,681,511 shares - 2005)             49,026          48,682
Additional paid-in capital                                             17,866,531      17,225,738
Accumulated deficit                                                   (16,952,155)    (17,414,204)
                                                                     ------------    ------------
   Total shareholders' equity                                           2,732,431       1,477,703
                                                                     ------------    ------------
Total Liabilities and Shareholders' Equity                           $ 26,769,416    $ 16,907,390
                                                                     ============    ============


          See accompanying notes to consolidated financial statements.


                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                                      Year Ended December 31
                                                           --------------------------------------------
                                                                2006           2005            2004
                                                           ------------    ------------    ------------


Net revenues                                               $  6,758.688    $ 38,263,032    $ 32,426,414
                                                           ------------    ------------    ------------
Cost of revenues, including inventory purchased from
    Soyo Computer, Inc. of $0, $0, and $14,0004,259 in
    2006, 2005 and 2004, respectively                        47,534,249      34,905,874      30,210,042
Prior years' purchase discounts and allowances settled
    In 2005                                                        --        (1,335,812)           --
                                                           ------------    ------------    ------------
      Cost of revenues - net                                 47,534,249      33,570,062      30,210,042
                                                           ------------    ------------    ------------
Gross margin                                                  9,224,439       4,692,970       2,216,372
                                                           ------------    ------------    ------------

Costs and expenses:
  Sales and marketing                                         1,143,475         911,039       1,577,609
  General and administrative                                  5,610,810       3,659,338       3,560,710
  Bad debts                                                     907,065          34,513         956,738
  Adjustment of allowance                                          --          (462,234)           --
  Depreciation and amortization                                  43,818          35,394          34,998
                                                           ------------    ------------    ------------
   Total cost and expenses                                    7,705,168       4,178,050       6,130,055
                                                           ------------    ------------    ------------
Income (loss) from operations                                 1,519,271         514,920      (3,913,683)
                                                           ------------    ------------    ------------
Other income (expenses):
  Interest income                                                10,561           5,301            --
  Interest expense                                             (901.900)       (129,567)        (23,371)
  Other income (expenses)                                      (106,262)        150,456          17,609
                                                           ------------    ------------    ------------
      Other income (expenses) - net                            (997,601)         26,190          (5,762)
                                                           ------------    ------------    ------------
Income(loss) before provision (benefit) for income taxes
Provision (benefit) for income taxes
  Current income tax                                            (20,310)            800             800
  Deferred income tax                                           177,177            --              --
                                                           ------------    ------------    ------------
Net income (loss)                                               678,537         540,310      (3,920,245)
Less:  Dividends on Convertible Preferred Stock                (216,488)     (1,173,753)       (223,733)
                                                           ------------    ------------    ------------
Net income (loss) attributable to                          $    462,049    $   (633,443)   $ (4,143,978)
    common shareholders
                                                           ============    ============    ============


Net loss per common share - basic and diluted              $0.01/$0.01     ($0.01)/$0.01)  ($0.10)/$0.10)

Weighted average number of shares of                       49,025,511/       48,511,681/    40,000,000/
      common stock outstanding - basic and diluted         59,786,042        52,868,673     40,000,000





          See accompanying notes to consolidated financial statements.



                         SOYO Group, Inc. and Subsidiary
            Consolidated Statements of Shareholders' Equity (Deficit)
                  Years Ended December 31, 2006, 2005 and 2004


                                                                                                         Additional
                                                 Common Stock                  Preferred  Stock           Paid In
                                            Shares          Par Value      Shares          Par Value      Capital
Balance, December 31, 2001                 28,182,750         28,183      1,000,000          1,000        470,817
                                         --------------------------------------------------------------------------

Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                              11,817,250         11,817        (11,817)
Net loss for the year
  ended December 31, 2002                        --             --             --             --      (10,733,458)

Balance, December 31, 2002                 40,000,000         40,000      1,000,000          1,000        459,000

Net loss for the year
  ended December 31, 2003                        --             --             --             --         (984,588)

Balance, December 31, 2003                 40,000,000         40,000      1,000,000          1,000        459,000

Issuance of Preferred
Stock for Long Term Debt                    2,500,000      1,304,000     10,696,000     12,000,000
Dividends                                     114,195        114,195        114,195
Accretion of Discount                         109,538        109,538
Net loss for the year
  ended December 31, 2004                        --             --       (4,143,978)    (4,143,978)

Balance, December 31, 2004                 40,000,000         40,000      3,614,195      1,528,733     11,155,000

Issuance of Common
Stock for Private Placement                   500,000            500        499,500        500,000
Issuance of Common
Stock for Payment of Services                  30,000             30             30
Issuance of Common
Stock for Payment of Accounts Payable       5,645,330          5,645      3,608,744      3,614,389
Issuance of Common
Stock for Payment of Loan                   1,286,669          1,287        963,714        965,001
Issuance of Common
Stock for Conversion of Preferred Stock     1,219,512          1,220     (1,000,000)        (1,000)       998,780
Accretion of Discount                         174,753        174,753
Preferred Stock Backup Withholding            (84,999)       (84,999)
Net Income                                    540,310        540,310
Preferred Stock Dividends                  (1,173,753)    (1,173,753)

Balance, December 31, 2005                 48,681,511         48,682      2,614,195      1,617,487     17,225,738

Issuance of Common Stock                       39,000             39         24,531         24,570
Issuance of Common Stock                      267,000            267         80,100         80,367
Issuance of Common Stock                       38,000             38         12,502         12,540
Accretion of Discount                         216,488        216,488
Preferred Stock Backup Withholding            (64,946)       (64,946)
Employee Stock Based Compensation             506,221        506,221
Misc. Adjustment                               17,439         17,439
Net Income                                    462,049        462,049

                                           49,025,511         49,026      2,614,195      1,769,029     17,866,531



                                                    Total
                                                  Accumulated   Shareholders
                                                    Deficit      Deficiency
Balance, December 31, 2001                         (918,737)      (418,737)
                                               ---------------------------------
Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction
Net loss for the year
  ended December 31, 2002                       (10,733,458)
                                                               -----------
Balance, December 31, 2002                      (11,652,195)   (11,152,195)
                                                               -----------
Net loss for the year
  ended December 31, 2003                          (984,588)
                                                               -----------
Balance, December 31, 2003                      (12,636,783)   (12,136,783)
                                                               -----------
Issuance of Preferred
Stock for Long Term Debt
Dividends
Accretion of Discount
Net loss for the year
  ended December 31, 2004
                                                               -----------
Balance, December 31, 2004                      (16,780,761)    (4,057,028)
                                                               -----------
Issuance of Common
Stock for Private Placement
Issuance of Common
Stock for Payment of Services
Issuance of Common
Stock for Payment of Accounts Payable
Issuance of Common
Stock for Payment of Loan
Issuance of Common
Stock for Conversion of Preferred Stock             999,000
Accretion of Discount
Preferred Stock Backup Withholding
Net Income
Preferred Stock Dividends
                                                               -----------
Balance, December 31, 2005                      (17,414,204)     1,477,703
                                                               ===========
Issuance of Common Stock
Issuance of Common Stock
Issuance of Common Stock
Accretion of Discount
Preferred Stock Backup Withholding
To book FAS 123 adjustment
Misc. Adjustment
Net Income
                                                               -----------
                                                (16,952,155)     2,732,431
                                                               ===========

          See accompanying notes to consolidated financial statements.


                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                   Years Ended December 31,
                                                         --------------------------------------------
                                                              2006           2005            2004
                                                         ------------    ------------    ------------

OPERATING ACTIVITIES

Net Income (loss)                                        $    678,537         540,310    $ (3,920,245)
Adjustments to reconcile net
 income(loss) to net cash provided
 by (used in) operating activities:

     Depreciation                                              43,818          35,394          34,998
     Provision for doubtful accounts                          907,065          34,513         956,738
     Conversion of accounts payable to long-term debt       3,735,198            --              --
    Stock compensation for employees                          506,222            --              --
    Stock compensation paid for
          professional services                               134,915            --              --
Changes in operating assets
and liabilities:
(Increase) decrease in:

Accounts receivable                                       (10,095,680)     (5,236,151)      3,785,110
Inventories                                                   198,409      (4,128,119)      1,173,214
Prepaid expenses                                              (15,649)         51,432          18,557
Deferred Income Tax Asset                                    (177,177)           --              --
Deposits                                                     (206,175)         (2,109)         (9,776)
Increase (decrease) in:

Accounts payable trade & others                             2,096,038       8,017,326      (2,458,580)
Accrued liabilities                                          (747,341)        509,316         236,059
                                                         ------------    ------------    ------------
Net cash provided by (used in) operating activities        (2,941,820)       (178,088)       (183,925)
                                                         ------------    ------------    ------------
INVESTING ACTIVITIES

Purchase of property and equipment                            (48,891)       (621,970)       (158,670)

Disposal of Fixed Assets                                      205,000            --              --
                                                         ------------    ------------    ------------

Net cash Supplied (used) in investing activities              156,109        (621,970)       (158,670)
                                                         ------------    ------------    ------------


FINANCING ACTIVITIES

Advances from officer, directors and major shareholder           --           165,000            --

Proceeds from accounts receivable discounting              15,611,928            --           913,750
Repayments of accounts receivable discounting             (12,023,525)           --              --
Repayment of advances from officer, director
    and major shareholder                                     (65,000)       (240,000)           --

                                                                 --           500,000            --
Payment of backup withholding

taxes on accreted dividends                                   (64,946)        (84,999)           --
on preferred stock
                                                         ------------    ------------    ------------

Net cash provided by financing activities                   3,458,457         340,001         913,750
                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS:

Net increase (decrease)                                       672,746        (460,057)        571,155
At beginning of year                                          828,294       1,288,351         717,196
                                                         ------------    ------------    ------------
At end of year                                              1,501,040         828,294       1,288,351
                                                         ============    ============    ============








SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid for interest                                        901,900          97,783         23,371
Cash paid for income taxes                                     20,310             800            800

NON-CASH INVESTING AND FINANCING
ACTIVITIES
Settlement of business loan of
$913,750 and accrued interest of
$51,251 through issuance of common stock                         --           965,001            --

Settlement of accounts payable
   through issuance of common stock                              --         3,614,419            --
Conversion of Class A preferred
stock to common stock                                            --             1,000            --


Accretion of discount on Class B                              216,488         174,753        109,538
preferred stock


Deemed dividend on Class A                                       --           999,000            --
preferred stock

Noncash dividend on Class B
preferred stock                                                  --              --          114,195





          See accompanying notes to consolidated financial statements.

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

On October 24, 2002, the primary members of SOYO Nevada management were MingTung Chok, the Company's President, Chief Executive Officer and Director, and Nancy Chu, the Company's Chief Financial Officer, Secretary and Director. Ming Tung Chok and Nancy Chu are husband and wife. Andy Chu, the President and major shareholder of SOYO Taiwan, is the brother of Nancy Chu.

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

d.   Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the average cost method. The Company maintains a perpetual inventory system which provides for continuous updating of average costs. The Company evaluates the market value of its inventory components on a regular basis and will reduce the computed average cost if it exceeds the component's marketvalue.

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

                                                                                      Year Ended
                                                                                      December 31,
                                                                                         2005
                                                                                    ----------------

           Net income (loss) attributable to common shareholders,  as reported      $   (633.443)
           Add: Stock-based employee compensation expense included in
                 reported net income, net of related tax effect                                 -
           Deduct:  Total stock-based employee compensation expense
                 determined under fair-value based method for all awards
                 not included in net income (loss_                                       (224,919)
                                                                                    ----------------
           Pro forma net income (loss) attributable to common shareholders          $   (858,362)
                                                                                    ================

           Income (loss) per share:
             Basic/diluted - as reported                                            ($0.01)/($0.01)
             Basic/diluted - pro forma                                              ($0.02)/($0.02)


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

3.   Accounts Receivable

The Company's accounts receivable at December 31, 2006 and 2005 are summarized as follows:

                                             2006            2005
                                         ------------    ------------

Accounts receivable                      $    589,224    $  1,074,550
Less:  Allowance for doubtful accounts       (388,958)       (589,224)
                                         ------------    ------------
Balance, end of year                     $ 12,878,732    $  7,278,520
                                         ============    ============

Changes in the allowance for doubtful accounts for the years ended December 31, 2006 and 2005 are summarized as follows:

                                                 2006          2005
                                             -----------    -----------

Balance, beginning of year                   $   589,224    $ 1,074,550
Add:  Amounts provided during the year           235,939       (427,721)
Less:  Amounts written off during the year      (436,205)       (57,605)
                                             -----------    -----------
Balance, end of year                         $   388,958    $   589,224
                                             ===========    ===========

In 2006, there was a direct write off of $671,126 for sales transactions during the year which turned out to be uncollectible.

Since 2004, the Company has used three different factors to increase cash flow. As a result, credit policies and requirements have changed frequently in the last few years. When the Company was prepared to sign the agreement for the $12 million finance line (see Form 8-K file March 2, 2007), it reexamined the receivables and wrote off all balances over 90 days, and wrote down to present value all balances over 90 days that were making monthly payments. This resulted in a large write off taken in the fourth quarter. As a result, any balances witheven a small question about collectivity have been written off. Because of this aggressive stance, the allowance for bad debts has decreased, even though the accounts receivables balance has increased by over $5 million.

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

In 2006, the Company entered into a Trade Finance Flow facility with GE Capital to fund "Star" transactions. The agreement provided for GE Capital to guarantee payment, on the Company's behalf, for merchandise ordered from GE Capital approved manufacturers in Asia. GE Capital guarantees the payment subject to a purchase order from one of our customers. The Company accepts delivery of the goods in the US, then has the option to either pay for the goods or sell the receivable (from the customer) to our factor, who paid GE Capital. The terms and conditions of each advance vary according to current market conditions. At December 31, 2006, certain of the Company's receivables had been bought with recourse by Accord Financial Services. At December 31, 2005, $580,363 of the Company's receivables had been factored and were owned by Wells Fargo.

4.   Property and Equipment

At December 31, 2006 and 2005, property and equipment consisted of the following:


                                                December 31,
---------------------------------------------------- ----------------------
                                          2006                   2005
---------------------------------------------------- ----------------------
Computer and Equipment                 $567,642               $744,176
---------------------------------- ------------------ ----------------------
Furniture and Fixtures                   40,357                 27,943
---------------------------------------------------- ----------------------
Leasehold Improvements                   91,941                 83,928
---------------------------------------------------- ----------------------
Automobiles                              11,075                 11,075
---------------------------------------------------- ----------------------
Less: Accumulated Depreciation         (159,300)              (115,480)
---------------------------------------------------- ----------------------
           Total                       $551,715               $751,642
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

7. Long Term Debt

Soyo is indebted to Corion for products purchased between January 2006 and March 2006.

On October 19, 2006, the Parties reached a mutually beneficial settlement relating to the outstanding balance as of that date amounting to $4,252,682, whereby Soyo agrees to pay Corion the sum of Fifty Thousand dollars ($50,000) each week until fully paid. Notwithstanding the foregoing, Soyo shall have the right, at its sole discretion, to defer four (4) payments during each calendar quarter. Two (2) of these payments shall be deferred until the calendar quarter following their deferral on a date selected by Soyo, and the remaining two (2) payments shall be paid in weekly installments following all regularly scheduled payments, but in any event not later than October 1, 2008.

No interest shall be charged on the Debt. Soyo shall pay the Debt in full by no later than October 1, 2008.

Until the Debt is paid in full, Soyo agrees not to give any other supplier a consensual lien with priority senior than that of Corion, except for purchase money liens and other similar interests.

8.  Shareholders' Equity

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

Stock Based Compensation

Upon the adoption of SFAS123(R), the Company recorded $506,222 in compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in 2005. The compensation costs are based on the fair value at the grant date.here was no such expense recorded during our fiscal year 2005.

The fair value of the options expensed during the year ended December 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.04 %, expected life of five (5) years and expected volatility 147%. The weighted average fair value of the options granted during the year was approximately $1.5 million.

9. Income Taxes

Income before taxes and provision for taxes for each of the three years December 31, 2006, 2005 and 2004 consist of the following:

                                    ----------------------------------------
                                              Year Ended December 31
                                    ----------------------------------------
                                        2006            2005         2004
                                    -----------    -----------   -----------

Income (loss) before income taxes   $   521,670    $   541,110   $(3,919,445)


Provision for income taxes
   Federal
     Current                                 68           --            --
     Deferred                          (132,427)          --            --
   State
     Current                             20,242            800           800
     Deferred                           (44,750)          --            --
                                    -----------    -----------   -----------
Total income tax expense            $  (156.867)   $       800   $       800
                                    ===========    ===========   ===========

Income taxes  amounted to $ 20,310,  $800, and $800 for the years ended December
31, 2006, 2005 and 2004, respectively.

The provision for income tax differed from the amount computed by applying the U.S. federal statutory tax rate to income before income taxes due to the effects of the following:

                                                                  ----------------------
                                                                  Year Ended December 31
                                                                  ----------------------
                                                               2006        2005        2004
                                                               ----        ----        ----

Statutory federal income tax rate                               34%         34%         34%
Increase (reduction) in rate resulting from:
  State and foreign taxes, net of federal benefit                9%          9%          9%
  Stock-based compensation                                     (34%)       --          --
  Net operating loss and net operating loss carryforward
                                                               (39%)       (43%)       (43%)
                                                                                       ---
                                                               ---         ---         ---
Total income tax expense                                       (30%)         0%          0%
                                                               ===         ===         ===

The deferred tax assets consists of temporary tax difference from stock-based compensation of $177,177 as of December 31, 2006 . There were no deferred tax assets and liabilities recognized through December 31, 2005.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of $4,195,130 and $0, respectively, expiring in various years through 2024, which can be used to offset future taxable income, if any. No deferred tax benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

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


11. Restatement and Reclassification

The Company is  restating  its  previously  issued 2006  consolidated  financial
statements  for  the  following  reasons:   error  in  recognition  of  accounts
receivable  sold with recourse and change in  classification  of deferred income tax assets and deposits.

The effect on the Company's previously issued 2006 financial statements is summarized as follows:

                                        As Previously   Increase
                                          Reported     (Decrease)     Restated
                                       --------------  ----------    ----------

Balance Sheet Data
Accounts receivable                     $12,878,732   $ 3,588,403    $16,467,135

Deferred income tax assets                     --         177,177        177,177
Deposits                                       --         243,095        243,095
Total current assets                     22,209,026     4,008,675     26,217,701
Deferred income tax assets (long-term)      177,177      (177,177)          --
Deposits (long-term)                        243,095      (243,095)          --
Total Assets                            $23,181,013   $ 3,588,403    $26,769,416


Business loan                           $      --     $ 3,588,403    $ 3,588,403

Total current liabilities                16,713,384     3,588,403     20,301,787
Total Liabilities                       $20,448,582   $ 3,588,403    $24,036,985

Total Shareholders' Equity              $ 2,732,431   $      --      $ 2,732,431


Statement of Operations Data
Net Income                              $   678,537   $      --      $   678,537



12.  Significant Concentrations

a.   Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

                             Year Ended December 31
                     2006           %         2005           %         2004           %
                   -------       -------    -------       -------    -------       -------

Revenues
  Distributors   $35,510,804      62.6    $22,312,488      58.3    $14,704,452      45.3
  Retailers       15,187,152      26.8     15,742,332      41.2     17,721,962      54.7
  Others           6,060,732      10.6        208,212       0.5            N/A       N/A

Total            $56,758,688     100.0    $38,263,032     100.0    $32,426,414     100.0



During the year ended December 31, 2006, no customer accounted for more than 8% of sales.

During the year ended December 31, 2005, the Company had one customer (E23) that accounted for revenues of $13,552,324, equivalent to 35% of net revenues.

b. Geographic Segments

Revenues by geographic segment are summarized as follows:



                                                             Year Ended December 31

                                   2006          %         2005           %         2004           %
                                  -----        -----      -----         -----      -----         -----

Revenues
  United States               $42,628,547      75.2    $20,686,944      54.1    $25,936,978      80.0
  Other N. America              2,472,209       4.4        983,606       2.6            N/A       N/A

  Central and South America    10,253,665      18.0      2,993,532       7.8      6,317,907      19.5
  Hong Kong                       139,490       0.2     13,598,950      35.4        171,529       0.5

  Other locations               1,264,777       2.2            N/A       N/A            N/A       N/A
Total                         $56,758,688     100.0    $38,263,032     100.0    $32,426,414     100.0



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

Revenues by product line are summarized as follows:
                                                             Year Ended December 31

                                 2006          %         2005           %         2004           %
                                -----        -----      -----         -----      -----         -----

Revenues
  Consumer electronics      $27,543,873      48.5     $18,739,719      49.0         N/A         N/A
  Computer parts and
       peripherals           29,204,792      51.5      18,906,367      49.4         N/A         N/A
  Voice and communication        10,023       --          616,946       1.6         N/A         N/A

Total                       $56,758,688     100.0     $38,263,032     100.0     $32,426,414   100.0


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

During the years ended December 31, 2006 and 2005, the Company did not purchase any products from SOYO Taiwan. Durin 2006, no more than 44% of the products distributed by the SOYO Group were supplied by any one supplier. As started in 2004, SOYO Group, Inc. is aggressively establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

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
----------------------------------------------- --------------- ----------------


During 2006, no more than 44% of the products distributed by the SOYO Group were supplied by any one supplier. SOYO Group, Inc. is establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

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



                                            Three months ended:
----------------------- ---------------- ---------------- ---------------- -------------- ----------
                        March 31, 2006   June 30, 2006    Sept 30, 2006    Dec 31, 2006   Total
----------------------- ---------------- ---------------- ---------------- -------------- ----------

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




Three months ended:
----------------------- ---------------- ----------------- -------------- --------------- ------------
                        March 31, 2005   June 30, 2005     Sept 30, 2005    Dec 31, 2005  Total
----------------------- ---------------- ----------------- -------------- --------------- ------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

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

The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including that the Company's system of internal control during 2006 did not: (1) properly record accounts payable to vendors for purchases of inventory, (2) did not properly record adjustments to inventory per the general ledger to physical inventory balances,
(3) did not properly record inventory adjustments to the lower of cost or market using the average inventory method, (4) did not generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an adequate financial reporting process because of the aforementioned material weaknesses, including the difficulty in identifying and assembling all relevant contemporaneous documentation for ongoing business transactions, Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's nternal controls over its financial reporting at the end of the fiscal period ended December 31, 2006.

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

Section 16(a) Beneficial Ownership Compliance.

The Company does not have any shares registered under Section 12 of the Securities Act and therefore the owners of the Company's equity securities arenot required to report their beneficial ownership under Section 16(a) of the Exchange Act.

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

Summary Compensation Table
--------------------------------- -------- ----------- --------------
            Name                  Year     Salary      Options Granted
--------------------------------- -------- ----------- ---------------
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

Outstanding Stock Options At December 31, 2006
----------------------------------------------------------------------------
Name               Number of     Exercise   Vesting Date   Option Expiration
                  Exercisable     Price                            Date
                    Options
----------------------------------------------------------------------------
Ming Tung Chok       200,000      $.75      July 22, 2006    July 22, 2010
                     200,000      $.75      July 22, 2007    July 22, 2010
                     200,000      $.75      July 22, 2008    July 22, 2010
--------------------------------------------------------------------------
Nancy Chu            200,000      $.75      July 22, 2006    July 22, 2010
                     200,000      $.75      July 22, 2007    July 22, 2010
                     200,000      $.75      July 22, 2008    July 22, 2010
--------------------------------------------------------------------------

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

--------------------------- ------------------------- --------------------------
Name/Title/Address(1)        Total Number of Shares     Percentage Ownership(2)
--------------------------- ------------------------- --------------------------
Ming Tung Chok                   12,000,000                    24.48%
--------------------------- ------------------------- --------------------------
Nancy Chu                        14,209,548                    28.98%
--------------------------- ------------------------- --------------------------
Paul F. Risberg                      57,000                      .02%
--------------------------- -- ----------------------- -------------------------
Chung Chin Keung                     10,000                      .01%
--------------------------- ------------------------- --------------------------
Zhi Yang Wu                          10,000                      .01%
--------------------------- ------------------------- --------------------------
All officers and                 26,248,548                    53.50%
directors as a
group (3)
--------------------------- ------------------------- --------------------------
Urmston Capital (4)              10,054,596                    20.50%
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

-------------------------------------   ---------   ---------
                                          2006        2005
-------------------------------------   ---------   ---------
Audit Fees (1)                          $122,500    $121,580
-------------------------------------   ---------   ---------
Tax Fees                                  15,000      13,000
-------------------------------------   ---------   ---------
All Other
Fees
-------------------------------------   ---------   ---------
Total                                   $137,500    $134,580
Fees
-------------------------------------   ---------   ---------


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

                                SOYO GROUP, INC.


Dated:  August 7, 2007           By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title:  President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  August 7, 2007           By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title: President, Chief Executive Officer and Director


Dated:  August 7, 2007           By  /s/ Nancy Chu
                                   ---------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and

Dated:  August 7, 2007           By  /s/ Paul F. Risberg
                                   ---------------------------------------------
                                   Name: Paul F. Risberg
                                   Title: Director

Dated:  August 7, 2007           By  /s/ Chung Chin Keung
                                   ---------------------------------------------
                                   Name: Chung Chin Keung
                                   Title: Director

Dated:  August 7, 2007           By  /s/ Zhi Yang Wu
                                   ---------------------------------------------
                                   Name: Zhi Yang Wu
                                   Title: Director