Form 10-Q/A
period 2007-03-31
SOYO GROUP INC
filed 2007-08-07
CIK 1108955

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

     As of August 6, 2007 there were 49,039,156 shares Outstanding.

     Documents Incorporated by Reference: None

SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed  Consolidated  Balance  Sheets  -  March 31, 2007
           (Unaudited) and December 31, 2006...................................5

           Condensed  Consolidated  Statements of  Operations  (Unaudited) -
           Three Months Ended March 31, 2007 and 2006..........................7


           Condensed  Consolidated  Statements  of Cash Flows  (Unaudited) -
           Three Months Ended March 31, 2007 and 2006..........................8

           Notes to Condensed  Consolidated Financial Statements (Unaudited)
           - Three Months Ended March 31, 2007 and 2006.......................10



   Item 2. Management's  Discussion and Analysis of Financial  Condition and
           Results of Operations..............................................18

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........28

   Item 4. Controls and Procedures............................................28


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................30

   Item 1A.  Risk Factors.....................................................32

   Item 2. Changes in  Securities,  Use of Proceeds and Issuer  Purchases of
           Equity Securities..................................................33

   Item 3. Defaults upon Senior Securites.....................................33

   Item 4. Submission of Matters to a Vote of Security Holders................33

   Item 5. Other Information..................................................33

   Item 6. Exhibits and Reports on Form 8-K...................................33


SIGNATURES....................................................................33

                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

Consolidated Balance Sheets

                                                  March 31,    December 31,
                                                    2007           2006
                                                -----------    -----------
                                                 (Restated)     (Restated)
ASSETS
Current Assets
Cash and cash equivalents                         1,919,248      1,501,040
Accounts receivable, net of allowance
  for doubtful accounts of $388,958 at
  March 31, 2007 and December 31, 2006
  Respectively                                   16,235,424     16,467,135
Inventories                                       8,334,469      7,792,621
Prepaid expenses                                     29,324         36,633
Deferred  tax assets                                464,035        177,177
Deposits                                            313,228        243,095
                                                -----------    -----------
   Total Current Assets                          27,295,728     26,217,701
                                                -----------    -----------

Property and equipment                              720,806        711,015
Less: accumulated depreciation
   and amortization                                (182,590)      (159,300)
                                                -----------    -----------
                                                    538,216        551,715
                                                -----------    -----------
                                                               -----------
Total Assets                                     27,833,944     26,769,416
                                                ===========    ===========


LIABILITIES
Current
Accounts payable                                 12,877,013     16,073,617
Accrued liabilities                                 543,533        539,767
Business loan                                    11,000,512      3,588,403
Short term loan                                           0        100,000
                                                -----------    -----------
   Total current liabilities                     24,421,058     20,301,787
                                                -----------    -----------
Long term payable                                         0      3,735,198
                                                -----------    -----------
Total liabilities                                24,421,058     24,036,985
                                                -----------    -----------

EQUITY
Class B Preferred stock, $0.001 par value,
  authorized - 10,000,000 shares, Issued
   and outstanding - 3,181,357shares in 2007
   and 2,797,738 shares in 2006                   1,980,737      1,918,974
Preferred stock backup withholding                 (168,474)      (149,945)

Common stock, $0.001 par value.
   Authorized - 75,000,000 shares, Issued and
    outstanding - 49,025,511 shares                  49,026         49,026
Additional paid-in capital                       18,043,325     17,866,531
Accumulated deficit                             (16,491,728)   (16,952,155)
                                                -----------    -----------
   Total shareholders' Equity                     3,412,886      2,732,431
                                                -----------    -----------

Total liabilities and shareholders' equity       27,833,944     26,769,416
                                                ===========    ===========
                                                          0              0




     See accompanying notes to the unaudited condensed financial statements

                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three months ended March 31,

                                                      2007           2006
                                                 ------------    ------------

Net revenues                                     $ 14,691,110    $ 11,548,187
                                                 ------------    ------------

Cost of revenues                                   12,082,914       9,897,099

                                                 ------------    ------------
Gross margin                                        2,608,196       1,651,088
                                                 ------------    ------------
Costs and expenses:
                                                 ------------    ------------
Sales and marketing                                   590,856          74,886
                                                 ------------    ------------
General and                                         1,578,174       1,484,994
administrative
                                                 ------------    ------------
Provision for doubtful accounts                         1,438          50,000
                                                 ------------    ------------
Depreciation and amortization:
                                                 ------------    ------------
   Property and equipment                              23,291          25,815
                                                 ------------    ------------
Total costs and expenses                            2,193,759       1,635,695
                                                 ------------    ------------
Income (loss) from operations                         414,437          15,393
                                                 ------------    ------------
Other income (expense):
                                                 ------------    ------------
   Interest income                                     31,385           3,247
                                                 ------------    ------------
   Interest expense                                   (59,715)        (72,387
                                                 ------------    ------------
   Other income (expense)                             (87,690)          4,531
                                                 ------------    ------------
Other income (expense), net                          (116,020)        (64,609)
                                                 ------------    ------------
Income (Loss) before provision (benefit) for          298,417         (49,216)
income taxes
                                                 ------------    ------------
Provision (benefit) for income taxes                   63,085            --
                                                 ------------    ------------
Deferred income tax benefit                          (286,858)           --
                                                 ------------    ------------
Net income (loss)                                     522,190         (49,216)
                                                 ------------    ------------

                                                 ------------    ------------
Less: dividends on convertible preferred               61,763          49,856
stock
                                                 ------------    ------------
Net income (loss) attributable to common              460,427         (99,072)
shareholders
                                                 ------------    ------------
Net income (loss) per common share -                      .01             N/A
Basic and diluted                                         .01
                                                 ------------    ------------
Weighted average number of shares of common        49,025,511      48,540,681
stock outstanding - Basic and diluted              54,706,506      53,296,071
                                                 ------------    ------------


See accompanying notes to unaudited condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   Three months ended March 31,
                                                        2007           2006
                                                    -----------    -----------
OPERATING ACTIVITIES

Net Income (loss)                                      522,190       (274,135)
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and Amortization                           23,290         25,815

Non cash payments for director's compensation                          24,570

Stock based compensation                               176,794        359,871

Provision for doubtful accounts                          1,438         50,000

Payment of accounts payable previously
converted to long term debt                         (3,735,198)

Changes in operating assets and liabilities:
(Increase) decrease in:

Accounts Receivable                                    230,273        407,037

Inventories                                           (541,848)    (3,263,986)

Prepaid expenses                                         7,309         18,879

Deposits                                               (70,133)        (5,525)

Deferred income tax asset                             (286,858)
Increase (Decrease) in:

Accounts payable                                    (3,196,604)     2,953,329

Accrued liabilities                                      3,766       (939,599)
                                                   -----------    -----------
Net cash used in operating activities               (6,865,581)      (643,744)
                                                   -----------    -----------


INVESTING ACTIVITIES

Purchase of property and equipment                      (9,791)       (50,182)
Proceeds from sale of equipment
                                                   -----------    -----------
Net cash used in investing activities                   (9,791)       (50,182)
                                                   -----------    -----------

FINANCING ACTIVITIES

Advances from Officers, Directors, Shareholders                       (65,000)

Proceeds from accounts receivable discounting        1,294,217

Repayments of accounts receivable discounting       (4,882,620)

Proceeds from business loan                         11,000,512           --

Payment of backup withholding tax on accreted
 dividends on preferred stock                          (18,529)       (14,957)

Short term loan                                       (100,000)
                                                   -----------    -----------
Net cash used in financing activities                7,293,580        (79,957)
                                                   -----------    -----------


CASH AND CASH EQUIVALENTS

Net Increase (Decrease)                                418,208       (773,883)

At beginning of Period                               1,501,040        828,294
                                                   -----------    -----------
At End of Period
                                                     1,919,248         54,411
                                                   ===========    ===========



Supplemental disclosure of cash flow information

Cash paid for interest                                 159,715         72,387
                                                   -----------    -----------
Cash paid for income taxes                              30,805
                                                   -----------    -----------

Non cash investing and financing activities

Accretion of discount on Class B preferred stock        61,763         49,856

Director's Compensation                                   --           24,570

Stock Option Compensation                              176,794        359,871



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

Subsequent to this transaction, SOYO Taiwan maintained an equity interest in SOYO, continued to be the primary supplier of inventory to SOYO, and was a major creditor. In addition, therFe was no change in the management of SOYO and no new capital invested, and there was a continuing family relationship between certain members of the management of SOYO and SOYO Taiwan. As a result, this transaction was accounted for as a recapitalization of SOYO Nevada, pursuant to which the accounting basis of SOYO Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of SOYO Nevada are now the historical financial statements of the Company.

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

On February 2, 2007, the Company issued 4,305,000 option grants to employees at a strike price of $0.35. One third of those options will vest and be available for purchase on February 2, 2008, one third on February 2, 2009, and one third on February 2, 2010.

The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.82%, expected life of 5 years and expected volatility of 129.24%. The fair value of options granted during the first quarter of 2007 is $1,308,591 which will be recognized as expense over a three-year period from date of issuance. Compensation expense of $72,700 was recognized during the three months ended March 31, 2007.

On May 17, 2007, the Company modified the vesting period of these options as follows: one third of those options vests immediately at date of issuance, one third will vest on February 2, 2008, and one third on February 2, 2009. Accordingly, an additional $436,197 of compensation expense will be recorded during the second quarter ended June 30, 2007 to recognize options that vested at date of issuance.

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

3.   Business Loan

During the quarter, the Company began to use the $12 million asset based credit facility arranged with United Commercial Bank (UCB) (see Form 8-K dated March 2,
2007). The agreement calls for UCB to provide Soyo with funds to purchase inventory. The maximum amount to be extended at any point in time is based on the Company's accounts receivable and inventory, which will serve as collateral for the loan. The initial interest rate is 8.375% and varies from time to time based on changes in an independent index which is the Wall Street Journal Prime Rate. Any outstanding loan plus accrued interest is payable in one payment on February 5, 2008. As of March 31, 2007, the amount Soyo owed to UCB was $11,000,512.

The credit facility has been personally guaranteed by the CEO and the CFO for $6.5 million. Events of default include insolvency, creditor or forfeiture proceedings, payment defaults, events affecting guarantor, change in ownership of 25% or more on the common stock of Soyo, and any material adverse change in the Company's financial condition.

The balance of business loan of $3,588,403 as of December 31, 2006 represents payable to Accord Financial Services relating to the discounting of accounts receivable. This has been paid off as of March 31, 2007.

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

As a result, the Company recognized income tax expense of $63,805 during the quarter. Additionally, the Company recognized a gain related to deferred tax assets of $286,858, resulting from timing differences between taxable income and US GAAP.

7.   Significant Concentrations

a.   Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                        Three Months Ended March 31,

                            2007          2006
                      ----------------- ---------
Revenues:
--------------------- ----------------- ---------
     Distributors       $11,883,335   $ 4,479,959
---------------------   -----------   -----------
     Retailers              941,413     7,068,228
---------------------   -----------   -----------
     Others               1,866,362          --
---------------------   -----------   -----------
Total                   $14,691,110   $11,548,187
---------------------   -----------   -----------

During the three months ended March 31, 2007 and 2006, the Company offered price protection to certain customers under specific programs aggregating $200,354 and $0, respectively, which reduced net revenues and accounts receivable accordingly.

During the three months ended March 31, 2007, the Company had no customer that accounted for more than 10% of net revenues.

b.   Geographic Segments

Financial information by geographic segments is summarized as follows:


                                       Three Months Ended March 31,

                                           2007            2006
                                       ------------    ------------
Revenues:
------------------------------------   ------------    ------------
     United States                     $ 12,921,171    $  9,114,585
------------------------------------   ------------    ------------
     Canada                                 (34,865)            N/A
------------------------------------   ------------    ------------
     Central and South America              564,296       2,205,222
------------------------------------   ------------    ------------
     Others                               1,240,508         228,380
------------------------------------   ------------    ------------
Total                                  $ 14,691,110    $ 11,548,187
------------------------------------   ------------    ------------



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

c. During the quarter ended June 30, 2006, the Company began calculating net revenue by product line for financial reporting purposes. 2007 sales by product line are as follows:



                                                    Three Months Ended March 31,

                                                            2007         2006
 Revenues:                                              -----------   ----------

------------------------------------------------------- -----------   ----------
     Computer Parts and Peripherals                     $11,683,419      N/A
------------------------------------------------------- -----------   ----------
     Consumer Electronics                                 2,981,198      N/A
------------------------------------------------------- -----------   ----------
     VoIP                                                    26,493      N/A
------------------------------------------------------- -----------   ----------
Total                                                   $14,691,110
------------------------------------------------------- -----------   ----------


d.   Suppliers

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

General and Administrative Expenses. General and administrative expenses increased by $93,180 to $1,578,174 in 2007, as compared to $1,484,994 in 2006.
The increase is due entirely to increased labor costs. As sales have almost tripled in the last two years, the Company has added staff in the sales, finance and operations areas. The staff has been needed to keep up with the increased business volume. Approximately $50,000 of the increase is due to increased costs of implementing FASB 123(R). The non cash charge against earnings was approximately $135,000 in the quarter ended March 31, 2006 and $177,000 in the quarter ended March 31, 2007

Bad Debts. The Company recorded a provision for bad debts of $1,438 in the three months ended March 31, 2007, and $50,000 for the three months ended March 31, 2006. As of March 31, 2007, the Company believes its provision for bad debts is adequate.

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

Operating Activities. The Company utilized cash of $6,865,581 from operating activities during the three months ended March 31, 2007, as compared to utilizing cash of $643,744 in operating activities during the three months ended March 31, 2006.

At March 31, 2007, the Company had cash and cash equivalents of $1,919,248, as compared to $1,501,040 at December 31, 2006.

The Company had working capital of $2,874,670 at March 31, 2007, as compared to working capital of $5,915,914 at December 31, 2006, resulting in current ratios of 1.12:1 and 1.29:1 at March 31, 2007 and December 31, 2006, respectively. At year end, the Company had classified almost $4 million of debt as long term debt. That debt has now been reclassified as current debt, and is now part of the calculation of working capital.

Accounts receivable decreased to $16,235,424 at March 31, 2007, as compared to $16,467,135 at December 31, 2006, a decrease of $231,711. The Company's provision for doubtful accounts stood at $388,958 as of March 31, 2007 and December 31, 2006.

Inventories increased to $8,334,469 at March 31, 2007, as compared to $7,792,621 at December 31, 2006, an increase of $541,848 or 7%. Inventory in transit was $2,024,520 at March 31, 2007, down from $4,005,265 at December 31, 2006.

Accounts payable decreased to $12,877,013 at March 31, 2007, as compared to $16,073,617 at December 31, 2006, a decrease of $3,196,604. The decrease is due to the Company's trade accounts and payables being segregated into different balance sheet captions. The Company owed $11,000,512 to UCB at March 31, which is segregated on the balance sheet. On all previous financial statement dates, the amount owed to factors or bankers was included in current liabilities. Now that the Company has secured a sophisticated borrowing arrangement, the amount will be segregated on all published balance sheets.

Accrued liabilities increased to $543,533 at March 31, 2007, as compared to $539,767 at December 31, 2006, an increase of $3,766 or less than one percent..

Business loan increased to $11,000,512 at March 31, 2007, as compared to $3,588,403 at December 31, 2006. The large increase is due to the Company's considerable growth in sales in receivables.

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

Principal Commitments:

A summary of the Company's contractual cash obligations as of March 31, 2007, is as follows:

------------------------------- ----------- --------- --------- -------------
                                Less than 1 1-3 years 4-5 years Over 5 years
                                year
------------------------------- ----------- --------- --------- -------------
Contractual Cash Obligation
------------------------------- ----------- --------- --------- -------------
    Operating Leases              212,692    141,794
------------------------------- ----------- --------- --------- -------------
    Royalties Payable             353,000   1,047,000 1,480,000    960,000
------------------------------- ----------- --------- --------- -------------
    Purchase Commitments        2,024,520
------------------------------- ----------- --------- --------- -------------
Total                           2,590,122   1,188,794 1,480,000    960,000
------------------------------- ----------- --------- --------- -------------


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




                                                      SOYO GROUP, INC.
                                                      --------------------
                                                      (Registrant)




DATE:  August 7, 2007                             By: /s/ Ming Tung Chok
                                                      -----------------------
                                                      Ming Tung Chok
                                                      President and Chief
                                                      Executive Officer

DATE:  August 7, 2007                              By: /s/ Nancy Chu
                                                      -----------------------
                                                      Nancy Chu
                                                      Chief Financial Officer



DATE:  August 7, 2007                             By /s/ Paul F. Risberg
                                                      --------------------------
                                                      Name: Paul F. Risberg
                                                      Title: Director

DATE:  August 7, 2007                             By /s/ Chung Chin Keung
                                                      --------------------------
                                                      Name: Chung Chin Keung
                                                      Title: Director

DATE:  August 7, 2007                              By /s/ Zhi Yang Wu
                                                      --------------------------
                                                      Name: Zhi Yang Wu
                                                      Title: Director

                                INDEX TO EXHIBITS

Exhibit
Number         Description of Document
------         -----------------------

10.6           SOYO Group Agreement with UCB Bank, dated March 2, 2007

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Ming Tung Chok

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Nancy Chu

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ming Tung Chok

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Nancy Chu