Form 10-Q
period 2007-06-30
SOYO GROUP INC
filed 2007-08-13
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2007


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission File Number 333-42036


                                SOYO GROUP, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

             Nevada                                            95-4502724
 ----------------------------------                      ----------------------
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

         As of August 10, 2007 there were 49,039,156 shares Outstanding.

                    Documents Incorporated by Reference: None

                                SOYO GROUP, INC.
                                    FORM 10-Q
                                      INDEX


                                     PART I
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets - June 30, 2007................5
                (Unaudited) and December 31, 2006
          Condensed Consolidated Statements of Operations (Unaudited) -........7
                Three Months and Six Months Ended June 30, 2007 and 2006
          Condensed Consolidated Statements of Cash Flows (Unaudited) - .......9
                Six Months Ended June 30, 2007 and 2006
          Notes to Condensed Consolidated Financial Statements (Unaudited)-...10
                Three Months and Six Months Ended June 30, 2007

Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................18
Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........28
Item 4.   Controls and Procedures.............................................28

                                            PART II

Item 1.   Legal Proceedings...................................................30
Item 1A   Risk Factors........................................................32
Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities...............................................33
Item 3.   Defaults Upon Senior Securities.....................................33
Item 4.   Submission of Matters to a Vote of Security Holders.................33
Item 5.   Other Information...................................................33
Item 6.   Exhibits and Reports on Form 8-K....................................33

Signatures....................................................................33


                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                   June 30        December 31
                                                                     2007             2006
                                                                 ------------    ------------
                                                                 (Unaudited)       (Audited)
ASSETS
Current Assets
Cash and cash equivalents                                        $  1,084,886    $  1,501,040
Accounts receivable, net of allowance for doubtful accounts of
  $513,996 and $388,958at June 30, 2007 and December 31, 2006,
   Respectively                                                    21,927,668      16,467,135
Inventories                                                        11,061,681       7,792,621

Prepaid expenses                                                       29,661          36,633

Deferred income tax assets                                            903,837         177,177
Deposits                                                            5,037,389         243,095
                                                                 ------------    ------------
   Total current assets                                            40,045,122      26,217,701
                                                                 ------------    ------------


Property and equipment                                                729,854         711,015
Less: accumulated depreciation and amortization                      (205,000)       (159,300)
                                                                 ------------    ------------
                                                                                      551,715
                                                                                      524,854
                                                                 ------------    ------------
Total Assets                                                     $ 40,569,976    $ 26,769,416
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                 $ 15,832,366    $ 16,073,617

Accrued liabilities                                                   632,349         539,767
Business loan                                                      19,571,727       3,588,403

Short term loan                                                          --           100,000
                                                                 ------------    ------------
   Total current liabilities                                       36,036,442      20,301,787
                                                                 ------------    ------------


Long term payable                                                        --         3,735,198
                                                                 ------------    ------------
Total liabilities                                                  36,036,442      24,036,985
                                                                 ------------    ------------

EQUITY
Class B Preferred stock, $0.001 par value,
  authorized - 10,000,000 shares, Issued
   and outstanding - 2,797,738 shares in 2007 and 2006              2,045,897      1,918,974
Preferred stock backup withholding                                   (188,022)       (149,945)
Common stock, $0.001 par value.
   Authorized - 75,000,000 shares, issued and outstanding                --
   49,025,511 shares (48,681,511 shares - 2006)                        49,039          49,026
Additional paid-in capital                                         18,832,573      17,866,531
Accumulated deficit                                               (16,205,953)    (16,952,155)
                                                                 ------------    ------------
   Total shareholders' equity                                       4,533,534       2,732,431
                                                                 ------------    ------------
Total Liabilities and Shareholders' Equity                       $ 40,569,976    $ 26,769,416
                                                                 ============    ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.



                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three months ended June 30
                                                      ----------------------------
                                                          2007           2006
                                                     ------------    ------------

Net revenues                                         $ 24,202,395    $ 10,787,515
Cost of revenues                                       20,399,303       8,480,762
                                                     ------------    ------------
Gross margin                                            3,803,092       2,306,753
                                                     ------------    ------------
Costs and expenses:
  Sales and marketing                                   1,124,882         322,127
  General and administrative                            2,168,198       1,269,686
  Bad debts                                               125,063          53,184
  Depreciation and amortization                            22,409          26,574
                                                     ------------    ------------
   Total cost and expenses                              3,440,552       1,671,571
                                                     ------------    ------------
Income (loss) from operations                             362,540         635,182
                                                     ------------    ------------
Other income (expenses):
                                                                          635,182
  Interest income                                          17,409           3,360
  Interest expense                                       (322,166)        (78,082)
  Other income (expenses)                                 (16,876)            754
                                                     ------------    ------------
      Other income (expenses) - net                      (321,633)        (73,968)
                                                     ------------    ------------
Income before provision (benefit) for income taxes         40,907         561,214
Provision (benefit) for income taxes                         --              --
  Current income tax                                      129,775            --
  Deferred income tax                                    (439,802)           --
                                                     ------------    ------------
Net income                                                350,934         561,214
Less:  Dividends on Convertible Preferred Stock           (65,160)        (52,598)
                                                     ------------    ------------
Net income attributable to common shareholders       $    285,774    $    508,616
                                                     ============    ============

Net income per common share - basic and diluted       $0.01/$0.01     $0.01/$0.01

Weighted average number of shares of                  49,039,156/     48,987,511/
      common stock outstanding - basic and diluted    56,541,914      59,365,449







                 See accompanying notes to unaudited condensed
                       consolidated financial statements.



                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Six months ended June 30
                                                        ----------------------------
                                                            2007             2006
                                                        ------------    ------------

Net revenues                                            $ 38,893,505    $ 22,335,702
Cost of revenues                                          32,482,217      18,377,861
                                                        ------------    ------------
Gross margin                                               6,411,288       3,957,841
                                                        ------------    ------------
Costs and expenses:

  Sales and marketing                                      1,715,738         397,013
  General and administrative                               3,746,372       2,754,679
  Bad debts                                                  126,501         103,184
  Depreciation and amortization                               45,700          52,390
                                                        ------------    ------------
   Total cost and expenses                                 5,634,311       3,307,266
                                                        ------------    ------------
Income from operations                                       776,977         650,575
                                                        ------------    ------------
Other income (expenses):

  Interest income                                             48,794           6,607
  Interest expense                                          (381,881)       (150,469)
  Other income (expenses)                                   (104,566)          5,285
                                                        ------------    ------------
      Other income (expenses) - net                         (437,653)       (138,577)
                                                        ------------    ------------
Income before provision (benefit) for income taxes           339,324         511,998
Provision (benefit) for income taxes
  Current income tax                                         192,860            --
  Deferred income tax                                       (726,660)           --
                                                        ------------    ------------
Net income                                                   873,124         511,998
Less:  Dividends on Convertible Preferred Stock              126,923         102,454
                                                        ------------    ------------
Net income (loss) attributable to common shareholders   $    746,201    $    409,544
                                                        ============    ============


Net  per common share - basic and diluted                $0.02/$0.02     $0.01/$0.01
Weighted average number of shares of                      49,039,156/     48,987,511/
      common stock outstanding - basic and diluted        56,541,914      59,365,449








                  See accompanying notes to unaudited condensed
                       consolidated financial statements.



                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Six months ended June 30
                                                             ----------------------------
                                                                  2007            2006
                                                             ------------    ------------

OPERATING ACTIVITIES
Net Income                                                  $    873,124    $    511,998
Adjustments to reconcile net income to net cash used
in operating activities:
     Depreciation and Amortization                                45,700          52,390

    Non cash payments for director's compensation                   --            24,570

     Non cash payments for public relations and promotion          6,825          82,770

       Stock based compensation                                  959,230         271,560

       Bad debts                                                 126,501         103,184

Payment of long-term debt                                     (3,735,198)           --

Changes in operating assets and liabilities:
(Increase) decrease in:
     Accounts receivable                                      (5,587,034)       (491,881)
     Inventories                                              (3,269,060)      4,102,930
     Prepaid expenses                                              6,972          20,984

     Deposits                                                 (4,794,294)        (90,769)

     Deferred income tax asset                                  (726,660)           --

Increase (Decrease) in:
       Accounts payable                                         (241,251)     (3,437,067)
       Accrued liabilities                                        92,582      (1,020,232)

                                                            ------------    ------------
Net cash provided by (used in) operating activities          (16,242,562)        130,437
                                                            ------------    ------------
INVESTING ACTIVITIES
     Purchase of property and equipment                           18,839)       (105,084)
                                                            ------------    ------------
Net cash used in investing activities                            (18,839)       (105,084)
                                                            ------------    ------------

FINANCING ACTIVITIES
     Advances from Officers, Directors, Shareholders                --           (65,000)
     Proceeds from business loan-net                          15,983,324            --
     Payment of backup withholding tax on
         accreted dividends on preferred stock                   (38,077)        (30,736)
     Payment of short-term loan                                 (100,000)           --

                                                            ------------    ------------
Net cash provided by (used in) financing activities           15,845,247         (95,736)
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS
      Net Increase (Decrease)                                   (416,154)        (70,383)
      At beginning of Period                                   1,501,040         828,294
                                                            ------------    ------------
      At End of Period                                      $  1,084,886    $    757,911
                                                            ============    ============




Supplemental disclosure of cash flow information
   Cash paid for interest                                  $     381,881
   Cash paid for income taxes                                       --

Non cash investing and financing activities

Accretion of discount on Class B preferred stock                 126,923         102,454
Director's Compensation                                             --            24,570
Stock Option Compensation                                        959,230         271,560




























                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                     Six Months Ended June 30, 2007 and 2006


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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of SOYO and SOYO Nevada. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X.

Interim Financial Statements - The accompanying interim unaudited condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company's audited condensed consolidated financial statements.

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007. The largest part of the Company's business, the importing and resale of consumer electronic products, is a seasonal business. The busiest time of the year is the holiday season, which occurs at the end of the year. Accordingly, sales for the year should improve as the year passes, culminating in strongest sales in the fourth quarter.

Business - The Company sells products under four different product lines: 1) Computer Components and Peripherals; 2) Consumer Electronics; 3) Communications Equipment and Services; and 4) Furniture.

The Company began selling furniture under the Levello brand name during the second quarter of 2007. A series of wood and glass tables and stands, the Levello products are meant to enhance the physical appearance of the Company's consumer electronics products. The Levello furniture is a series of pieces that can be sold independently, or bundled with large screen televisions. During the initial product roll out during the second quarter, the Company began selling the Levello series to Costco.com, as well as furniture distributors in the United States and Mexico.

During the second quarter of 2007, the Company discussed with multiple third parties the possibility of selling the VoIP division. The Company's intent is to sell all of the assets of the division. As of the date of this report, the Company is still negotiating the potential sale, and there is no guarantee the sale will be completed in the near future.

The Company's products are sold to distributors and retailers primarily in North and South America.

SOYO Group Inc. has signed a license agreement with Honeywell Intellectual Properties Inc. and Honeywell International Inc., effective January 1, 2007, under which SOYO will create and market certain consumer electronics products under the Honeywell Brand. Negotiations were concluded between the parties, and the final agreement was signed by authorized Honeywell Executives in January 2007. The agreement has been counter-signed by SOYO Group Inc.'s CEO on February 8 2007 and is now in effect.

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of MINIMUM royalties by SOYO to Honeywell totaling $3,840,000

(Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $353,000 through December 31, 2007, and $469,000 through December 31, 2008. As of June 30, 2007, the Company has paid $184,000 to Honeywell as minimum royalty payments..

Through this agreement, SOYO is planning to develop and market consumer electronics products under the Honeywell brand. Over the life of the contract, SOYO has the right to create and bring to market LCD monitors and televisions, front and rear projectors, home audio and video DVD (receivers, AMPS, tuners, VHS recorders, DVD players and recorders, clock radio, bookshelf systems, speakers and audio intercom), portable audio/video DVD (boom boxes, portable CD/DVD players, MP3, MPEG, camcorders/ digital recorders) and accessories for TV monitors and audio visual products such as cables, surge protectors, Bluetooth, antennas, headphones (wireless and wired) remote controls, multimedia speakers, IPOD and PC accessories including portable hard drives and flash drives, wall mounts, set top boxes and PC embedded boxes. Since there are many market factors at play in the consumer electronics world, including consumer preferences, pricing and other market conditions, SOYO plans to spend the majority of its time and money on the most profitable products. There can be no assurance that SOYO will bring all of these products to market in a timely fashion, or at all.

The first six months of the contract were spent developing product specifications and marketing launch plans for the first products to be released. The Company plans a 2007 release of a 1.8 inch 100GB portable storage drive with data encryption. Additionally, there will be a 2007 release of a series of LCD monitors, beginning with a 22 inch wide model, and featuring height, swivel, tilt and 90 degree rotations, with a built in web cam. The Company is currently working on a larger screen television launch, which is currently projected for a 2008 release. Features of the larger screen TV are considered confidential, and will not be released to the public until the television is ready for launch.

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

Earnings Per Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock and in the money stock options owned by employees.

As of June 30, 2007, potentially dilutive securities consisted of 3,246,517 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share. As of June 30, 2007, 5,902,758 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock based on the $0.55 per share conversion price.

As of June 30, 2006, 9,377,938 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock based on the $0.32 per share conversion price.

The Company applies the treasury stock method to each individual compensation grant. If a grant is out-of-the-money based on the stated exercise price, the effects of including any component of the assumed proceeds associated with that grant in the treasury stock method calculation would be antidilutive. A holder would not be expected to exercise out-of-the money awards. For the period ended June 30, 2007, out-of-the-money awards are not included in the computation of diluted EPS. Since the 2005 options granted are all out of the money, the only potentially dilutive securities are the 3,246,517 shares of Class B Convertible Preferred Stock, and the vested options granted in 2007. Based on the above, the filly diluted shares can be calculated as follows:

         Shares outstanding at 6/30/2007
         Add: Conversion of Preferred Stock                49,039,156
                                                            5,902,758
         Add: Vested in the money options                   1,600,000
         Total fully diluted shares at 6/30/2007           56,541,914
                                                           ==========

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the six months ended June 30, 2007 and 2006.

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

Stock-Based Compensation - Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (R), "Share Based Payment" ("SFAS No. 123(R)"). Under SFAS 123(R), stock-based awards granted prior to January 1, 2006 will be charged to expense over the remaining portion of their vesting period. These awards will be charged to expense under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company determined stock-based compensation based on the fair value method specified in SFAS 123(R), and amortized stock-based compensation expense on the straight-line basis over the requisite service period.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. For further information, refer to note 5, Stock Based Compensation.

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

3.   Business Loan

During the first quarter of 2007, the Company began to use the $12 million asset based credit facility arranged with United Commercial Bank (see Form 8-K dated March 2, 2007). The agreement calls for UCB to provide funds for SOYO to purchase inventory in an amount determined by an evaluation of SOYO's current inventory and accounts receivable. According to the terms of the agreement, all accounts receivable sold to other factors were purchased by UCB.

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged. For reporting purposes, the loan has been segregated from other payables and reported as a separate line item. As of June 30, 2007, the amount SOYO owed to UCB was $13,595,447.

In June 2007, UCB offered to provide the Company with an alternative source of financing- Purchase Order financing. This line differed from all other forms of financing in that the bank was offering to advance funds against our customers specific purchase orders, provided the customer met the bank's stringent credit requirements. The end result is that the Company can use this credit line only by obtaining purchase orders from large customers before ordering the merchandise. The funds would then be advanced to the manufacturer after product was shipped, and once the product was delivered to the customer, and the status of the order was changed from a purchase order to a receivable, the loan would have to be paid back, or the balance transferred to the asset based credit line. The Company began buying merchandise under the Purchase Order financing line in June 2007. As of the June 30, 2007, the amount SOYO owed to UCB was $5,976,280.

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

The Class B preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B preferred stock has no voting rights. The shares of Class B preferred stock are convertible, in increments of 100,000 shares, into shares of common stock based on the $1.00 stated value, at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. No more than 500,000 shares of Class B preferred stock may be converted into common stock in any one year. On December 31, 2008, any unconverted shares of Class B preferred stock automatically convert into shares of common stock based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. Beginning one year after issuance, upon ten days written notice, the Company or its designee will have the right to repurchase for cash any portion or all of the outstanding shares of Class B preferred stock at 80% of the liquidation value ($0.80 per share). During such notice period, the holder of the preferred stock will have the continuing right to convert any such preferred shares pursuant to which written notice has been received into common stockwithout regard to the conversion limitation. The Class B preferred stock has unlimited piggy-back registration rights, and is non-transferable.

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

On February 2, 2007, the Company issued 4,805,000 option grants to employees at a strike price of $0.35. One third of those options were immediately vested and available for purchase on February 2, 2007, one third will vest on February 2, 2008, and one third on February 2, 2009. The grants will expire if unused on February 2, 2012.

As of June 30, 2007, 10 employees who had been granted stock options in 2005 had left the Company, and grants totaling 462,000 options were returned to the Company. One employee who was granted stock options in 2007 had left the Company as of the date of this report, and 10,000 options were returned to the Company.

For the six months ended June 2007 and 2006, the Company recorded $826,134 and $271,560, respectively, in compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in 2005 and 2007. The compensation costs are based on the fair value at the grant date.here was no such expense recorded during our fiscal year 2005.

The fair value of the options issued in July 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.04 %, expected life of five (5) years and expected volatility 147%. The weighted average fair value of the options granted in July 2007 was approximately $1.3 million.

The fair value of the options issued in February 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.820%, expected life of five (5) years and expected volatility 129%. The weighted average fair value of the options granted in February 2007 was approximately $1.4 million.

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

As a result, the Company recognized income tax expense of $129,775 during the quarter, and $192,860 during the six month period ended June 30, 2007.
Additionally, the Company recognized a gain related to deferred income tax assets of $439,802 during the quarter and $726,660 during the six month period ended June 30, 2007, resulting from timing differences between taxable income and US GAAP.

7.   Significant Concentrations

a.   Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:




                               Three Months Ended June 30,                    Six Months Ended June 30,
                                2007              2006                        2007              2006
                                ----              ----                        ----              ----

Revenues:
     Distributors           $14,253,365        $9,273,290                 $26,136,700       $16,848,648
     Retailers                7,826,878           963,656                   8,768,291         4,546,697
     Others                   2,122,152           550,569                   3,988,514           940,357
Total                       $24,202,395       $10,787,515                 $38,893,505       $22,335,702



During the three months ended June 30, 2007 and 2006, the Company offered price protection to certain customers under specific programs aggregating $434,475and
$25,078, respectively, which reduced net revenues and accounts receivable accordingly.

During the six months ended June 30, 2007 and 2006, the Company offered price protection to certain customers under specific programs aggregating $526,831 and $25,078, respectively, which reduced net revenues and accounts receivable accordingly.

During the three and six months ended June 30, 2007, the Company had no customer that accounted for more than 10% of net revenues.

b.   Geographic Segments

Financial information by geographic segments is summarized as follows:

                                Three Months Ended June 30,                  Six Months Ended June 30,
                                 2007             2006                         2007            2006
                                 ----             ----                         ----            ----

Revenues:
  United States             $15,802,272       $ 8,019,132                 $28,723,443       $17,323,011
  Canada                      3,750,830           790,316                   3,715,965         1,511,007
  Central and South           4,635,606         1,975,627                   5,199,902         3,364,911
America
  Other                          13,687             2,440                   1,254,195           136,773
Total                       $24,202,395       $10,787,515                 $38,893,505       $22,335,702




c. Product lines


                                     Three Months Ended June 30,             Six Months Ended June 30,
                                      2007                2006                 2007              2006
Revenues:
  Computer Products                  $12,091,899     $   496,166          $23,775,318       $   747,737
  Consumer Electronics                12,074,241      10,237,351           15,055,439        21,442,272
  VoIP                                    17,773          53,998               44,266           145,693
  Furniture                               18,482             N/A               18,482               N/A
Total                                $24,202,395     $10,787,515          $38,893,505       $22,335,702


d.   Suppliers

During 2006, 44% of the products distributed by the SOYO Group were supplied by a third party vendor.. SOYO Group, Inc. is currently establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

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

In 2004, the Company decided to make a significant change in the core offerings for sale. The emphasis switched from motherboards and hardware to peripherals, leading to a more diverse product offering. Also in 2004, the Company introduced its VoIP products. In 2005, SOYO Group, Inc. entered the LCD display market with the introduction of 17- and 19-inch LCD monitors, and 32 and 37 inch LCD televisions. Both products were introduced in the second quarter of 2005. Currently, the Company sells products under three different product lines:
1)Computer Components and Peripherals; 2) Consumer Electronics;; and 3) Communications Equipment and Services. The products are sold to distributors and retailers primarily in North, Central and South America.

Financial Outlook:

For the six months ended June 30, 2007, the Company earned $873,124, or $0.02 per share before dividends on preferred stock and $511.998 for the six months ended June 30, 2006 or $0.01 per share before dividends on preferred stock, The large increases in sales of LCD televisions and LCD monitors were primarily responsible for the large increase in net revenues.

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

Results of Operations:

Three Months Ended June 30, 2007 and 2006:

Net Revenues. Net revenues increased by $13,414,880 or 124%, to $24,202,395 in the three months ended June 30, 2007, as compared to $10,787,515 in 2006. The increase in revenues can be attributed mainly to sales of LCD televisions in the United States, and LCD computer monitors in South America. Gross sales in South America more than doubled during the period from $2.0 million to $4.6 million. Our sales of LCD televisions grew exponentially from the period a year ago, helped by the sales of the Prive brand to Wal Mart Canada, and the opening of new retail and reseller accounts throughout the United States.

Gross Margin. Gross margin was $3,803,092 or 15.7% in 2007, as compared to $2,306,753 or 21.4% in 2006. As noted in the 10-Q report for the period ended June 30, 2006, the Company expects to maintain around a 16% gross margin based on the current product mix. The gross margin for the three months ended June 30, 2006 was abnormally high due to a few deals completed with high gross margins as new products were introduced. The gross margin was also negatively impacted by $434,475 of price protection granted to customers during the quarter.

Sales and Marketing Expenses. Selling and marketing expenses increased by $802,755 to $1,124,882 in 2007, as compared to $322,127 in 2006. The increase is due to higher commissions to outside sales representatives. The Company began using outside sales representatives to open new markets in 2006, and as the sales have grown, the commissions have grown. The Company believes this is a cost effective way to obtain shelf space at various retailers, so the outside commissions are likely to continue to grow larger. Additionally, the Company launched the Prive television line for Wal Mart Canada during the period, as well as the Levello furniture line. Prive products began shipping in April, and the Levello products in June. The start up costs of both lines are included in the sales and marketing expenses. Finally, a large component of the sales and marketing expenses is the initial cost of creating and launching the Honeywell consumer electronics products. As the Company begins to sell the Honeywell products in the third and fourth quarters, it expects to see a return on that investment.

General and Administrative Expenses. General and administrative expenses increased by $898,512 to $2,168,198 in 2007, as compared to $1,269,686 in 2006.
The increase is due almost entirely to increased labor costs. As sales have almost tripled in the last two years, the Company has added staff in the sales, finance and operations areas. The staff has been needed to keep up with the increased business volume. Approximately $500,000 of the increase is due to the expense recognized for the employee stock option program. Those expenses are non cash expenses, which do not effect the Company's ability to grow top line sales and profits.

Bad debts. The Company recorded a provision for doubtful accounts of $125,063 in the three months ended June 30, 2007. The Company recorded a provision for doubtful accounts of $53,184 for the three months ended June 30, 2006. Increase of $71,879 is due to increase in receivable balance. As of June 30, 2007, the Company believes its provision for doubtful accounts is adequate.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $22,409 for the three months ended June 30, 2007, as compared to $26,574 in 2006. Depreciation expense is lower than a year ago since the Company is no longer depreciating certain assets in China that are part of the VoIP business. The assets were written down to fair value in 2006 and are no longer being depreciated.

Income from Operations. The income from operations was $362,540 for the three months ended June 30, 2007, as compared to $635,182 for the three months ended June 30, 2006. This is a result of the increased expenses described above offsetting the higher gross margin, and the cost of the employee stock options being absorbed into the calculation.

Miscellaneous Income. Miscellaneous income was a loss of $16,876 for the three months ended June 30, 2007. Miscellaneous income was $754 in the three months ended June 30, 2006. The loss was mainly due to expenses related to setting up our Canadian business for the Prive sales that began during the quarter. We do not expect the expenses to be recurring.

Interest Income. Interest income was $17,409 for the three months ended June 30, 2007, as compared to $3,360 for the three months ended June 30, 2006.

Interest Expense. Interest expense was $322,166 for the three months ended June 30, 2007. Interest expense was $78,082 for the three months ended June 30, 2006. The increase was due to a single factor. The Company now has access to a large asset based credit line to finance inventory purchases and future growth. The large sales increases, market penetration, and improved performance would not have happened without the asset based line and subsequent interest expense.

Provision for Income Taxes. The Company recognized a provision for income taxes of $129,775 for the three months ended June 30, 2007. There was no provision in 2006. The provision is now necessary as net operating loss carry forwards will no longer offset all of the Company's tax liabilities.

Deferred Income Tax Gain (Expense): The deferred income tax gain (expense) was a gain of $439,802 for the three months ended June 30, 2007. This is a result of timing differences between GAAP income and taxable income, and is mainly attributable to the required accounting treatment of the stock options granted to employees. There was no deferred income tax gain or loss in the three months ended June 30, 2006.

Net Income. Net income was $350,934 for the three months ended June 30, 2007, as compared to $561,214 for the three months ended June 30, 2006. Increases in sales and marketing expenses, as well as increased labor costs offset the higher gross margin earned in the period.

Six Months ended June 30, 2007 and 2006:

Net Revenues. Net revenues increased by $16,557,803 or 74%, to $38,893,505 in the six months ended June 30, 2007, as compared to $22,335,702 in 2006. The increase in revenues was mainly due to new markets being opened by the sales department for LCD television sales, as well as increased sales in Latin America. New customers during the period included American TV (15 stores in the Midwest U.S.), 6th Avenue Electronics, featured spots during the period on ShopNBC, as well as sales of the Prive line to Wal Mart Canada, and the initial shipment of LCD computer monitors to OfficeMax.

Gross Margin. Gross margin was $6,411,288 or 16.5% in 2007, as compared to $3,957,841 or 17.7% in 2006. Gross margins increased both on a numerical and a percentage basis as the Company increased sales in higher margin areas such as South America and of higher margin products such as LCD monitors and wireless Bluetooth devices. Gross margins were negatively impacted by $526,831 of price protection granted to customers during the period.

Sales and Marketing Expenses. Selling and marketing expenses increased by $1,318,725 to $1,715,738 in 2007, as compared to $397,013 in 2006. The increase is due to a number of factors. The first component is higher commissions to outside sales representatives. The Company began using outside sales representatives to open new markets in 2006, and as the sales have grown, the commissions have grown. The Company believes this is a cost effective way to obtain shelf space at various retailers, so the outside commissions are likely to continue to grow larger as sales continue to grow. Additionally, the Company launched the Prive television line for Wal Mart Canada during the period, as well as the Levello furniture line. The start up costs of both lines are included in the sales and marketing expenses. Finally, a large component of the sales and marketing expenses is the initial cost of creating and launching the

Honeywell consumer electronics products. As the Company begins to sell the Honeywell products in the third and fourth quarters, it expects to see a return on that investment.

General and Administrative Expenses. General and administrative expenses increased by $991,693 to $3,746,372 in 2007, as compared to $2,754,679 in 2006.
The increase is due almost entirely to increased labor costs. As sales have almost tripled in the last two years, the Company has added staff in the sales, finance and operations areas. The staff has been needed to keep up with the increased business volume. Approximately $500,000 of the increase can be traced directly to the stock options issued to employees.

Bad debts. The Company recorded a provision for doubtful accounts of $126,501 in the six months ended June 30, 2007. The Company recorded a provision for doubtful accounts of $103,184 for the six months ended June 30, 2006. As of June 30, 2007, the Company believes its provision for doubtful accounts is adequate.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $45,700 for the six months ended June 30, 2007, as compared to $52,390 in 2006. Depreciation expense is lower than a year ago since the Company is no longer depreciating certain assets in China that are part of the VoIP business. The assets were written down to fair value in 2006 and are no longer being depreciated.


Income from Operations. The income from operations was $776,977 for the six months ended June 30, 2007, as compared to $650,575 for the six months ended June 30, 2006. This is a result of the increased sales and gross margins being offset by the higher sales and marketing expenses described above, as well as increased labor costs including an approximately $500,000 charge for issuing employee stock options.

Miscellaneous Income. Miscellaneous income was a loss of $104,566 for the six months ended June 30, 2007. Miscellaneous income was $4,531 in the three months ended June 30, 2006. The majority of the loss was due to a large order of LCD televisions that was processed incorrectly by the factory. The TV's did not contain the proper tuners, and as such, could not be sold through the traditional retail channel. The products were sold at a substantial loss, most of which was absorbed by the factory. Since the Company was partly at fault, the Company took a percentage of the loss (approximately $80,000 ) and segregated that loss for financial reporting purposes. The Company then implemented an entirely new sign off procedure for such transactions to make sure that a similar error could not be repeated.

Interest Income. Interest income was $48,794 for the six months ended June 30, 2007, as compared to $6,607 for the six months ended June 30, 2006. The increase is due to the Company having more cash on hand due to improved financial performance over the last year.

Interest Expense. Interest expense was $381,881 for the six months ended June 30, 2007. Interest expense was $150,469 for the six months ended June 30, 2006. The increase was due to a single factor. The Company was operating under a factoring agreement in 2006, but has since obtained an asset based credit line. Borrowings are way up, which has led to increased inventory turnover, sales and receivables. The 74% increase in net revenues would not have been possible without the credit line, and therefore the interest expense.

Provision for Income Taxes. The Company recognized a provision for income taxes of $192,860 in 2007. There was no provision in 2006. The provision is now necessary as net operating loss carry forwards will no longer offset all of the Company's tax liabilities.

Deferred Income Tax Gain (Expense): The deferred income tax gain (expense) was a gain of $726,660 for the six months ended June 30, 2007. This is a result of timing differences between GAAP income and taxable income. There was no deferred income tax gain or loss in the three months ended June 30, 2006.

Net Income. Net income was $873,124 for the six months ended June 30, 2007, as compared to $511,998 for the three months ended June 30, 2006.

Financial Condition - June 30, 2007:

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

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million.

In June 2007, UCB offered to provide the Company with an alternative source of financing- Purchase Order financing. This line differed from all other forms of financing in that the bank was offering to advance funds against our customers specific purchase orders, provided the customer met the bank's stringent credit requirements. The end result is that the Company can use this credit line only by obtaining purchase orders from large customers before ordering the merchandise. The funds would then be advanced to the manufacturer after product was shipped, and once the product was delivered to the customer, and the status of the order was changed from a purchase order to a receivable, the loan would have to be paid back, or the balance transferred to the asset based credit line. The Company began buying merchandise under the Purchase Order financing line in June 2007.

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

Operating Activities. The Company utilized cash of $16,242,562 from operating activities during the six months ended June 30, 2007, as compared to generating cash of $130,437 from operating activities during the six months ended June 30, 2006. The Company's need for cash continues to grow as revenues grow. The Company's total assets have grown from under $27,000,000 to over $40,000,000 in the last six months. That is all due to increased sales, leading to higher receivables and the need for higher inventory levels. Refundable deposits have also grown to over $5 million as of June 30, 2007.

At June 30, 2007, the Company had cash and cash equivalents of $1,084,886 as compared to $1,501,040 at December 31, 2006.

The Company had working capital of $4,008,680 at June 30, 2007, as compared to working capital of $5,915,914 at December 31, 2006, resulting in current ratios of 1.11:1 and 1.30:1 at June 30, 2007 and December 31, 2006, respectively. At year end, the Company had classified almost $4 million of debt as long term debt. That debt has now been reclassified as current debt, and is now part of the calculation of working capital.

Accounts receivable increased to $21,927,668 at June 30, 2007, as compared to $16,467,135 at December 31, 2006, an increase of $5,460,533. The Company's allowance for doubtful accounts stood at $513,996 as of June 30, 2007 and $388,958 at December 31, 2006.

Inventories increased to $11,061,681 at June 30, 2007, as compared to $7,792,621 at December 31, 2006, an increase of $3,269,060. Inventory in transit was $3,958,385 at June 30, 2007, down slightly from $4,005,265 at December 31, 2006.

Accounts payable decreased to $15,832,366 at June 30, 2007, as compared to $16,073,617 at December 31, 2006. The decrease is meaningless, as we have reclassified liabilities on the balance sheet. When taken with other current liabilities, current liabilities have increased from $16,713,384 to $36,036,442, which offsets the large increase to receivables, inventories and deposits.

Accrued liabilities increased to $632,349 at June 30, 2007, as compared to $539,767 at December 31, 2006, an increase of $92,582.


Principal Commitments:

A summary of the Company's contractual cash obligations as of June 30, 2007, is as follows:
                                                 Less than 1
                                                    year          1-3 years       4-5 years     Over 5 years
                                               ---------------- --------------- --------------- -------------

Contractual Cash Obligations
    Operating Leases                                  $212,692       $  88,622            $  -          $  -
    Royalties Payable                                  424,000       1,178,000       1,606,000       448,000
    Purchase Commitments                             3,958,385
                                               ---------------- --------------- --------------- -------------
Total                                               $4,595,077      $1,266,622      $1,606,000     $ 448,000
                                               ================ =============== =============== =============


At June 30, 2007, the Company did not have any long term purchase commitment contracts to honor. The only purchase commitments were for inventory already purchased and in transit of $3,958,385.

At June 30, 2007 the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

On February 8, 2007, SOYO Group announced that the Company had entered into a licensing agreement with Honeywell Intellectual Properties Inc. and Honeywell International Inc., ffective January 1, 2007, under which SOYO will supply and market certain consumer electronics products under the Honeywell Brand.

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of MINIMUM royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $353,000 through December 31, 2007, and $469,000 in 2008.


Off-Balance Sheet Arrangements:

At June 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At June 30, 2007, the Company did not have any material commitments for capital expenditures.

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

As the Company's debt obligations at June 30, 2007 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Based on a current evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were not effective as of June 30, 2007 and did not ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, that as of such date, the Company's disclosure controls and procedures were not effective. In addition, the Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented.

The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including the fact that the Company's system of internal control requires considerable manual intervention to do the following: (1) to properly record accounts payable to vendors for purchases of inventory, (2) to properly record adjustments to inventory per the general ledger to physical inventory balances, (3) to properly record inventory adjustments to the lower of cost or market using the average inventory method,
(4)to have effective controls over interim physical inventory procedures, and 5) to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an effective financial reporting process because of the aforementioned material weaknesses. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the period ended June 30, 2007.

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

As of June 30, 2007, the Chief Executive Officer and the Chief Financial Officer are satisfied that with the personnel in place, and with the additional efforts of the Financial Consultant/ CPA, that the books and records portray a completely accurate picture of the Company's financial position and that all transactions are being captured and reported as required. The Company believes that once the new software is installed and operational, all significant deficiencies will have been addressed and corrected.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


     Soyo Inc. v. XtraPlus, etc, et al.: On or about September 27, 2004, Soyo, Inc. ("Soyo") sold computer components to XtraPlus Corporation, dba ZipZoomFly.com ("XtraPlus"), a computer retailer. Soyo invoiced XtraPlus for $183,600, but XtraPlus failed to pay the invoice and, on March 4, 2005, Soyo filed a civil complaint against XtraPlus in the Superior Court of the State of California for the County of San Bernardino ("Court"). XtraPlus thereafter filed a Cross-Complaint against Soyo on May 11, 2005 in which it alleged claims for:
(1) Breach of Contract; (2) Breach of Warranty; (3) Breach of the Implied Covenant of Good Faith and Fair Dealing; and (4) Violation of Business & Professions Code ss. 17200. In its prayer in the Cross-Complaint, XtraPlus sought special and general damages in excess of $100,000, attorneys' fees and costs, and such other relief as the Court might determine to be just and proper. After it filed its Complaint, Soyo also sought an attachment of $183,600, plus interest and costs, and ultimately, XtraPlus paid Soyo $40,000 of the amount sought, and deposited into the registry of the Court the sum of $140,000.

     On January 12, 2007, the Court ordered that summary adjudication be granted in favor of Soyo on two of the four claims in Soyo's Complaint against XtraPlus (Soyo voluntarily dismissed the other two claims), and that Soyo recover the remaining balance due on its claim. The Court also ordered that summary judgment be granted in favor of Soyo and against XtraPlus on all of the claims against Soyo that were contained in the XtraPlus Cross-Complaint. The formal judgment has been entered and satisfied, and the period for an appeal has expired. Hence, this action has been formally concluded.

     Normandin v. Soyo Group, Inc. et al.: On August 2, 2004, Gerry Normandin, individually and on behalf of a proposed nationwide class of consumers, filed a Complaint in the Superior Court of the State of California for the County of San Bernardino against the Company and DOES 1 through 100. Normandin has asserted three causes of action in his Complaint: (1) Violation of the Consumer Legal Remedies Act, Civil Code Section 1750 et seq.; (2) Violation of Business and Professions Code Section 17200 et seq.; and (3) Violation of Business and Professions Code Section 17500 et seq. Normandin prays for an order certifying the case as a class action, an award of actual damages suffered by plaintiff and the class in an amount not less than $1,000 per person, an order for restitution and disgorgement of monies wrongfully acquired by defendants through the sales of motherboards having defective capacitors, an order enjoining the Company from further sales of motherboards with defective capacitors, an award of punitive damages, attorneys' fees and costs, pre-judgment interest and such other relief as the Court may deem just and proper.

     The parties have reached a settlement of the action and a formal settlement agreement has been executed which, among other things, requires a payment by Soyo of $175,000. The Court in which the action is pending has given its preliminary approval to the settlement, and Soyo is required to give notice to the class of the proposed settlement. After notice has been given and the period within which class members have to object to the settlement expires, there will be a Final Hearing where the Court will be asked to give Final Approval to the Settlement.

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

On June 30, 2006, a lawsuit was filed in the United States District Court, Central District of California, Eastern Division, entitled Robert Lewis, Jr. v. Soyo Group, Inc., et al., Case No. EDCV 06-699 VAP (JWJx). The case seeks class action status and alleges failures to timely pay rebates to purchasers of Soyo products allegedly in violation of unfair competition laws, the California Consumer Legal Remedies Act and contracts with purchasers. The plaintiff seeks disgorgement of all amounts obtained by the Company as a result of the alleged misconduct, plus actual damages, punitive damages and attorneys' fees and costs. The Company has agreed to settle the matter, the court has given preliminary approval of the parties' settlement, and the terms of the settlement are being carried out.

On May 22, 2005, the Company received notice of an investigation by the Attorney General of the State of California (the "AG") regarding the Company's alleged failures to timely pay rebates to purchasers of Soyo products. The Company cooperated with the investigation and agreed to the terms of a stipulation for entry of final judgment and permanent injunction (the "Injunction") relating to the Company's administration of rebate claims. On March 7, 2007, the Injunction was filed by the AG and entered by the Superior Court of California, County of San Diego in the action entitled People of the State of California v. Soyo Group, Inc., et al., Case No. GIC 8813770. The Company believes that compliance with the terms of the Injunction will have no material adverse effect on the Company.

On February 15, 2006, the Company received notice of an investigation by counsel for the Federal Trade Commission (the "FTC") regarding the Company's alleged failures to timely pay rebates to purchasers of Soyo products. The Company cooperated with the investigation and agreed to the terms of an agreement containing a consent order (the "Consent Order") to be filed by the FTC relating to the Company's administration of rebate claims. The FTC approved the Consent Order and served it on the Company on June 18, 2007.

On January 26, 2007, the Company filed a lawsuit against Astar Electronics USA, Inc., KXD Technology, Inc. and Does 1 - 25 in the Superior Court of California for the County of Los Angeles, Central District (Case No. BC365349). The Company alleges claims for breach of contract, fraud, and tortious interference with economic relations and seeks compensatory and punitive damages. Both named defendants were served on January 26, 2007. On May 17, 2007, the Company filed a First Amended Complaint against Defendants alleging additional claims for trademark infringement, trademark dilution, unfair competition and false advertising. On or about June 22, 2007, KXD Technology, Inc. filed a cross-complaint against the Company and two of its officers, Nancy Chu and Ming Chok alleging claims for breach of contract, fraud, tortious interference with economic relations and common counts. The Company is vigorously prosecuting its claims against defendants and defending itself in the action. Discovery has commenced, but no trial date has been set.

On March 22, 2007, Semiconductor Energy Laboratory Co., Ltd. instituted an action against several defendants, including the Company, in the United States District Court for the Northern District of California (Case No. C071667 MHP) alleging patent infringement with respect to certain products the Company is alleged to have imported and sold in the United States. No trial date has been set. Pursuant to order of the Court, the Company's deadline to respond to the

Complaint is currently on July 12, 2007. On July 5, 2007, Plaintiff filed a dismissal without prejudice as to the Company.

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


                                                      SOYO GROUP, INC.
                                                      --------------------
                                                      (Registrant)




DATE:  August 13, 2007                             By: /s/ Ming Tung Chok
                                                      -----------------------
                                                      Ming Tung Chok
                                                      President and Chief
                                                      Executive Officer



DATE:  August 13, 2007                              By: /s/ Nancy Chu
                                                      -----------------------
                                                      Nancy Chu
                                                      Chief Financial Officer



DATE:  August 13, 2007                             By /s/ Paul F. Risberg
                                                      --------------------------
                                                      Name: Paul F. Risberg
                                                      Title: Director

DATE:  August 13, 2007                        By /s/ Chung Chin Keung
                                                      --------------------------
                                                      Name: Chung Chin Keung
                                                      Title: Director

DATE:  August 13, 2007                            By /s/ Zhi Yang Wu
                                                      --------------------------
                                                      Name: Zhi Yang Wu
                                                      Title: Director

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