Form 10-Q
period 2007-09-30
SOYO GROUP INC
filed 2007-11-14
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2007


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission File Number 333-42036


                                SOYO GROUP, INC.
                                ----------------
             (Exact Name of Registrant as specified in its Charter)

             Nevada                                              95-4502724
             ------                                              ----------
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

As of September 30, 2007 there were 49,039,286 shares Outstanding.

                    Documents Incorporated by Reference: None

                                SOYO GROUP, INC.
                                    FORM 10-Q
                                      INDEX


                                     PART I
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets - September 30, 2007
                   (Unaudited) and December 31, 2006 ......................    4
             Condensed Consolidated Statements of Operations
                   (Unaudited) - Three Months and Nine Months Ended
                   September 30, 2007 and 2006.............................    6
             Condensed Consolidated Statements of Cash Flows
                   (Unaudited) - Nine Months Ended September 30,
                   2007 and 2006...........................................    8
             Notes to Condensed Consolidated Financial Statements
                   (Unaudited)- Three Months and Nine Months
                   Ended September 30, 2007................................   10

Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................   18

Item 3.      Quantitative and Qualitative Disclosures about Market Risk....   28
Item 4.      Controls and Procedures.......................................   30

                                               PART II

Item 1.      Legal Proceedings.............................................   31
Item 1A      Risk Factors..................................................   33
Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases
                 of Equity Securities......................................   33
Item 3.      Defaults Upon Senior Securities...............................   33
Item 4.      Submission of Matters to a Vote of Security Holders...........   33
Item 5.      Other Information.............................................   33
Item 6.      Exhibits and Reports on Form 8-K..............................   33

Signatures.................................................................   33

                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                        September 30     December 31
                                                                            2007            2006
                                                                        ------------    ------------

                                                                        (Unaudited)      (Audited)
ASSETS
Current Assets
Cash and cash equivalents                                               $ 2 ,635,546    $  1,501,040
Accounts receivable, net of allowance for doubtful accounts of
  $ 665,537 and $388,958 at September 30, 2007 and December 31, 2006,
respectively                                                              31,987,044      16,467,135
Other receivables                                                            355,688
Inventories, net of allowance for inventory losses of $168,600 and
$88,114 at September 30, 2007 and December. 31, 2006, respectively        16,618,203       7,792,621

Prepaid expenses                                                             105,696          36,633
Deferred income tax assets                                                 1,547,746         177,177

Deposits                                                                     557,548         243,095

   Total current assets                                                   53,807,471      26,217,701
                                                                        ------------    ------------

Property and equipment                                                       744,071         711,015
Less: accumulated depreciation and amortization                             (227,459)       (159,300)
                                                                        ------------    ------------
                                                                             516,612         551,715
                                                                        ------------    ------------
Total Assets                                                            $ 54,324,083    $ 26,769,416
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                        $ 19,904,651    $ 16,073,617
Accrued liabilities                                                        1,091,651         539,767
Business loan                                                             26,094,807       3,588,403
Short term loan                                                                 --           100,000
                                                                        ------------    ------------
   Total current liabilities                                              47,091,109      20,301,787

Long term payable                                                               --         3,735,198
                                                                        ------------    ------------
Total liabilities                                                         47,091,109      24,036,985
                                                                        ------------    ------------




EQUITY
Class B Preferred stock, $0.001 par value, authorized - 10,000,000 shares, Issued

   and outstanding - 2,797,738 shares in 2007 and 2006                     2,114,640       1,918,974
Preferred stock backup withholding                                          (208,645)       (149,945)
Common stock, $0.001 par value.
   Authorized - 75,000,000 shares, issued and outstanding                       --
   49,039,156 shares (49,025,511 shares - 2006)                               49,039          49,026
Additional paid-in capital                                                19,042,780      17,866,531
Accumulated deficit                                                      (13,764,840)    (16,952,155)
                                                                        ------------    ------------
   Total shareholders' equity                                              7,232,974       2,732,431
                                                                        ------------    ------------
Total Liabilities and Shareholders' Equity                              $ 54,324,083    $ 26,769,416
                                                                        ============    ============


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.



                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended September 30
                                                     ---------------------------
                                                         2007            2006
                                                     ------------    -----------

Net revenues                                         $ 33,435,184    $ 10,005,084
Cost of revenues                                       29,804,822       7,771,723
                                                     ------------    ------------
Gross margin                                           3, 630,362       2,233,361
                                                     ------------    ------------
Costs and expenses:
  Sales and marketing                                    (315,296)        231,272
  General and administrative                            1,750,423       1,427,441
                                                                          151,541
  Bad debts                                                20,635
                                                                           22,461
  Depreciation and amortization                            27,107
                                                     ------------    ------------
   Total cost and expenses                              1,609,129       1,706,455
                                                     ------------    ------------

Income from operations                                  2,021,233         526,906

                                                     ------------    ------------
Other income (expenses):
                                                                     ------------
  Interest income                                          18,037
  Interest expense                                       (440,277)       (200,939)
                                                                          244,454
  Other income (expenses)                                  (6,399)
                                                     ------------    ------------
      Other income (expenses) - net                      (177,786)       (207,338)
                                                     ------------    ------------
Income before provision (benefit) for income taxes      1,843,447         319,568

Provision (benefit) for income taxes                         --

  Current income tax                                       78,379            --
                                                                         (744,789)
  Deferred income tax                                        --
                                                     ------------    ------------
Net income                                              2,509,857         319,568
                                                                           55,491
Less:  Dividends on Convertible Preferred Stock            68,744
                                                     ------------    ------------
Net income attributable to common shareholders       $  2,441,113    $    264,077
                                                     ============    ============


Net income per common share - basic and diluted       $0.05/$0.05     $0.01/$0.01

Weighted average number of shares of                   49,039,156/     49,025,511/
      common stock outstanding - basic and diluted     54,163,754      58,591,295










                  See accompanying notes to unaudited condensed
                       consolidated financial statements.



                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Nine months ended September 30
                                                     ----------------------------
                                                         2007            2006
                                                     ------------    ------------

Net revenues                                         $ 72,328,689    $ 32,340,785
Cost of revenues                                       62,287,039      26,149,583
                                                     ------------    ------------
Gross margin                                           10,041,650       6,191,202
                                                     ------------    ------------
Costs and expenses:
  Sales and marketing                                   1,400,442         628,286
  General and administrative                            5,496,795       4,182,118
  Bad debts                                               278,042         123,819
  Depreciation and amortization                            68,161          79,496
                                                     ------------    ------------
   Total cost and expenses                              7,243,440       5,013,719
                                                     ------------    ------------
Income from operations                                  3,144,672       1,177,483
                                                     ------------    ------------
Other income (expenses):
  Interest income                                          66,831           6,607
  Interest expense                                       (822,158)       (351,408)
  Other income (expenses)                                 139,888          (1,115)
                                                     ------------    ------------
      Other income (expenses) - net                      (615,439)       (345,916)
                                                     ------------    ------------
Income before provision (benefit) for income taxes      2,182,771         831,567
Provision (benefit) for income taxes
   Current income tax                                     271,239            --
  Deferred income tax                                  (1,471,449)           --
                                                     ------------    ------------
Net income                                              3,382,981         831,567
Less:  Dividends on Convertible Preferred Stock           195,667         157,945
                                                     ------------    ------------
Net income attributable to common shareholders       $  3,187,314    $    673,622
                                                     ============    ============


Net income per common share - basic and diluted       $0.06/$0.06     $0.01/$0.01
Weighted average number of shares of                   49,039,156/     49,025,511/
      Common stock outstanding - basic and diluted     54,163,754      58,591,295









                  See accompanying notes to unaudited condensed
                       consolidated financial statements.


                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited

                                                                            Nine months ended September 30
                                                                            ----------------------------
                                                                                2007             2006
                                                                            ------------    ------------

OPERATING ACTIVITIES
Net Income                                                                  $  3,382,981    $    831,567
Adjustments to reconcile net income to net cash used in
operating activities:
     Depreciation and Amortization                                                68,159          79,496

    Non cash payments for director's compensation                                   --            37,110

     Non cash payments for public relations and promotion                          6,825          82,770
       Stock based compensation                                                1,169,437         398,484
       Bad debts                                                                 278,042         123,819
Payment of long-term debt                                                     (3,735,198)           --

Changes in operating assets and liabilities:
(Increase) decrease in:
     Accounts receivable                                                     (15,797,951)        151,682

     Other Receivables                                                          (355,688)           --
     Inventories                                                              (8,825,582)      2,839,171
      Prepaid expenses                                                           (69,063)         20,984
     Deposits                                                                   (314,453)       (377,806)
     Deferred income tax asset                                                (1,370,569)           --

Increase (Decrease) in:
       Accounts payable                                                        3,831,034      (2,432,944)
       Accrued liabilities                                                       551,884      (1,004,926)
                                                                            ------------    ------------
Net cash provided by (used in) operating activities                          (21,180,142)        749,407
                                                                            ------------    ------------

INVESTING ACTIVITIES
     Purchase of property and equipment                                          (33,056)       (109,448)
                                                                            ------------    ------------
Net cash used in investing activities                                            (33,056)       (109,448)
                                                                            ------------    ------------

FINANCING ACTIVITIES
     Payment of Note Payable                                                        --           (65,000)
     Proceeds from business loan-net                                          22,506,404            --
     Payment of backup withholding tax on
         accreted dividends on preferred stock                                   (58,700)        (47,384)
     Payment of short-term loan                                                 (100,000)           --
                                                                            ------------    ------------
Net cash provided by (used in) financing activities                           22,347,704        (112,384)
                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS
      Net Increase (Decrease)                                                  1,134,506         527,575
      At beginning of Period                                                   1,501,040         828,294
                                                                            ------------    ------------
      At End of Period                                                      $  2,635,546    $  1,355,869
                                                                            ============    ============





Supplemental disclosure of cash flow information
   Cash paid for interest                                                        822,158
   Cash paid for income taxes                                                     21,503

Non cash investing and financing activities:
Conversion of Business Loan of $913,750 and Accrued                                              965,302
Interest of $51,552 to common stock
Conversion of Accounts Payable of $554,871 to common stock                                       554,871
Accretion of discount on Class B preferred stock                                 195,666         157,945
Director's Compensation                                                             --
Stock Option Compensation                                                      1,169,437





                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                  Nine Months Ended September 30, 2007 and 2006


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

Interim Financial Statements - The accompanying interim unaudited condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company's audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007. The largest part of the Company's business, the importing and resale of consumer electronic products, is a seasonal business. The busiest time of the year is the holiday season, which occurs at the end of the year. Accordingly, sales for the year should improve as the year passes, culminating in strongest sales in the fourth quarter.

Business - The Company sells products under four different product lines: 1) Computer products ; 2) Consumer Electronics; 3) Communications Equipment and Services (VoIP); and 4) Furniture.

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

During the second and third quarters of 2007, the Company discussed with multiple third parties the possibility of selling the VoIP division, part of the communications equipment product line. . The Company's intent is to sell all of the assets of the division. As of the date of this report, a preliminary term sheet has been signed by both parties, and due diligence is taking place. The Company is still negotiating the potential sale, and there is no guarantee the sale will be completed in the near future.

The Company's products are sold to distributors and retailers primarily in North and South America.

SOYO Group Inc. has signed a license agreement with Honeywell Intellectual Properties Inc. and Honeywell International Inc., effective January 1, 2007, under which SOYO will create and market certain consumer electronics products under the Honeywell Brand. Negotiations were concluded between the parties, and the final agreement was signed by authorized Honeywell Executives in January

2007. The agreement was counter-signed by SOYO Group Inc.'s CEO on February 8 2007.

The agreement is for a minimum period of 6.5 years and calls for the payment of MINIMUM royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $353,000 through December 31, 2007, and $469,000 through December 31, 2008. As of September 30, 2007, the Company has paid $243,000 to Honeywell as minimum royalty payments.

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

The first nine months of the contract were spent developing product specifications and marketing launch plans for the first products to be released. The Company plans a 2007 release of a 1.8 inch portable storage drive with data encryption. Additionally, there will be a 2007 release of a series of LCD monitors, beginning with a 22 inch wide model, and featuring height, swivel, tilt and 90 degree rotations, with a built in web cam. The Company is currently working on a larger screen television launch, which is currently projected for a 2008 release. Features of the larger screen TV are considered confidential, and will not be released to the public until the television is ready for launch.

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

As of September 30, 2007, potentially dilutive securities consisted of 3,315,260 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share. As of September 30, 2007, 3,382,918 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock based on the $0.98 per share conversion price.

As of September 30, 2006, 9,565,784 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock based on the $0.32 per share conversion price.

The Company applies the treasury stock method to each individual compensation grant. If a grant is out-of-the-money based on the stated exercise price, the effects of including any component of the assumed proceeds associated with that grant in the treasury stock method calculation would be antidilutive. A holder would not be expected to exercise out-of-the money awards. For the period ended September 30, 2007, both the 2005 awards and the 2007 awards were fully in the money, and therefore were considered as part of the calculation of the fully diluted shares. Therefore, the 2005 awards, the 2007 awards and the 3,246,517 shares of Class B Convertible Preferred Stock are all considered potentially dilutive securities. Based on the above, the filly diluted shares can be calculated as follows:

         Shares outstanding at 9/30/2007                    49,039,156
         Add: Conversion of Preferred Stock                  3,382,918
         Add: Vested in the money options                    1,741,680
                                                           ------------
         Total fully diluted shares at 9/30/2007            54,163,754
                                                           ============

Comprehensive Income (Loss) - The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the nine months ended September 30, 2007 and 2006.

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

The Company recognizes product sales in accordance with contractual agreements with the customer; generally at the time the product is shipped and in some cases at the time the product reaches its destination. Concurrent with the recognition of revenue, the Company provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Shipping and handling costs are included in cost of goods sold.

2. Short Term Loan

In October 2005, the Company borrowed $165,000 from an unrelated third party for working capital purposes. As of December 31, 2006, $65,000 of the loan had been repaid, and $100,000 was still outstanding. The balance was paid off during the first quarter of 2007.

3. Business Loan

------------------------------------------------------- -----------------
            At September 30, 2007:
------------------------------------------------------- -----------------
Asset Based Financing Due to UCB                        $15,257,100
------------------------------------------------------- -----------------
Purchase Order Financing Due to UCB                       10,837,707
------------------------------------------------------- -----------------
                                    Total Due to UCB    $26,094,807
------------------------------------------------------- -----------------

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

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged. For reporting purposes, the loan has been segregated from other payables and reported as a separate line item. As of September 30, 2007, the amount SOYO owed to UCB was $15,257,100. The amount temporarily exceeded the maximum loan balance, with the permission of the lender, pending receipt of several payments.

In June 2007, UCB offered to provide the Company with an alternative source of financing- Purchase Order financing. This line differed from all other forms of financing in that the bank was offering to advance funds against our customers specific purchase orders, provided the customer met the bank's stringent credit requirements. The end result is that the Company can use this credit line only by obtaining purchase orders from large customers before ordering the merchandise. The funds would then be advanced to the manufacturer after product was shipped, and once the product was delivered to the customer, and the status of the order was changed from a purchase order to a receivable, the loan would have to be paid back, or the balance transferred to the asset based credit line. The Company began buying merchandise under the Purchase Order financing line in June 2007. As of September 30, 2007, the amount SOYO owed to UCB was $10,837,707.

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

5. Stock-Based Compensation

On March 7, 2005, the Company registered its 2005 Stock Compensation Plan on Form S-8 with the Securities and Exchange Commission, registering on behalf of our employees, officers, directors and advisors up to 5,000,000 shares of our common stock purchasable by them pursuant to common stock options granted under our 2005 Stock Compensation Plan. The plan was approved by shareholder vote during a special meeting of shareholders on February 17, 2006. However, since Mr. Chok and Ms. Chu, husband and wife, are directors who own more than 50% of the Company, shareholder approval is essentially a formality; hence the grant date of the stock options is July 22, 2005.

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $0.75. One third of those options will vest and be available for purchase on July 22, 2006, one third on July 22, 2007, and one third on July 22, 2008. The grants will expire if unused on July 22, 2010.

On February 2, 2007, the Company issued 4,805,000 option grants to employees at a strike price of $0.35. One third of those options were immediately vested and available for purchase on February 2, 2007, one third will vest on February 2, 2008, and one third on February 2, 2009. The grants will expire if unused on February 2, 2012. An additional 100,000 options were issued during the 3rd quarter to new employees. All options were issued to employees on the 91st day of their employment at the end of their probationary employment period. All options were issued at market value on the day of the grant.

As of September 30, 2007, none of the options granted in 2005 or 2007 had been exercised. As of September 30, 2007, 10 employees who had been granted stock options in 2005 had left the Company, and grants totaling 462,000 options were returned to the Company. Additionally, Ming Chok and Nancy Chu, the CEO and CFO, who had each been granted 600,000 options in 2005, forfeited those options and returned them to the Company. Four employees who were granted stock options in 2007 had left the Company as of the date of this report, and 145,000 options were returned to the Company.

For the nine months ended September 2007 and 2006, the Company recorded $1,270,317 and $398,484, respectively, in compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to the options that were issued in 2005 and 2007. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during our fiscal year 2005.

The fair value of the options issued in July 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.04 %, expected life of five (5) years and expected volatility 147%. The weighted average fair value of the options granted in July 2005 was approximately $1.3 million.

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


As a result, the Company recognized income tax expense of $78,379 during the quarter, and $271,239 during the nine month period ended September 30, 2007.
Additionally, the Company recognized deferred income tax benefit of $744,789 during the quarter and $1,471,449 during the nine month period ended September
30, 2007, resulting from timing differences between taxable income and US GAAP.

7. Significant Concentrations

a. Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:


                        Three Months Ended September 30,              Nine Months Ended September 30,
                               2007              2006                       2007              2006
                        ---------------- -----------------       ------------------- -------------------

Revenues:
     Distributors           $15,997,750        $7,570,129               $42,134,450         $23,113,748
     Retailers               14,652,522         2,068.429                23,420,813           8,264,126
     Others                   2,784,912           366,526                 6,773,426             962,911
                        ---------------- -----------------       ------------------- -------------------
Total                       $33,435,184       $10,005,084               $72,328,689         $32,340,785
                        ---------------- -----------------       ------------------- -------------------


During the three months ended September 30, 2007 and 2006, the Company offered price protection to certain customers under specific programs aggregating
$299,853 and $95,752, respectively, which reduced net revenues and accounts receivable accordingly.

During the nine months ended September 30, 2007 the Company offered price protection to certain customers under specific programs aggregating $840,005, which reduced net revenues and accounts receivable accordingly.

During the nine months ended September 30, 2007, the following customers accounted for more than 10% of net revenues:

                       Customer                       Revenues
                      Office Max                     $8,207,597


b. Geographic Segments

Financial information by geographic segments is summarized as follows:

                         Three Months Ended September 30,               Nine Months Ended September 30,
                                 2007             2006                       2007            2006
                        ---------------- -----------------       --------------------- -----------------

Revenues:
  United States             $25,048,776        $5,292,158                 $53,772,219       $22,751,676
  Canada                      3,651,806         1,660,253                   7,367,771         2,500,052
  Central and South           1,993,723         3,046,713                   7,193,625         6,790,067
America
  Other                       2,740,879             5,960                   3,995,074           298,990
                        ---------------- -----------------       --------------------- -----------------
Total                       $33,435,184       $10,005,084                 $72,328,689       $32,340,785
                        ---------------- -----------------       --------------------- -----------------



c. Product lines


                                 Three Months Ended September 30,       Nine Months Ended September 30,
                                      2007             2006                2007              2006
                                ----------------- ----------------    ---------------- -----------------

Revenues:
  Computer Products                  $14,340,348     $ 1,760,853          $38,115,666       $ 4,862,719
  Consumer Electronics                19,032,619       7,803,431           34,088,058        27,093,098
  VoIP                                    21,557          440,800              65,823           384,968
  Furniture                               40,660              N/A              59,142               N/A
                                ----------------- ----------------    ---------------- -----------------
Total                                $33,435,184  $10,005,084             $72,328,689       $32,340,785
                                ----------------- ----------------    ---------------- -----------------



d. Suppliers

During 2007, no more than 26% of the products distributed by the SOYO Group were supplied by any third party vendor. SOYO Group, Inc. is currently establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers, and to reduce reliance on any one supplier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

In 2004, the Company decided to make a significant change in the core offerings for sale. The emphasis switched from motherboards and hardware to peripherals, leading to a more diverse product offering. Also in 2004, the Company introduced its VoIP products. In 2005, SOYO Group, Inc. entered the LCD display market with the introduction of 17- and 19-inch LCD monitors, and 32 and 37 inch LCD televisions. Both products were introduced in the second quarter of 2005. Currently, the Company sells products under three different product lines: 1) Computer Components and Peripherals; 2) Consumer Electronics; and 3) Communications Equipment and Services. The products are sold to distributors and retailers primarily in North, Central and South America.

Financial Outlook:

For the three months ended September 30, 2007, the Company earned $2,441,113, or $0.05 per share before dividends on preferred stock and $3,187,314 for the nine months ended September 30, 2007 or $0.06 per share before dividends on preferred stock, The large increases in sales of LCD televisions and LCD monitors were primarily responsible for the large increase in net revenues.

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

In 2006, the Company changed factors to a more beneficial arrangement, and entered into a Trade Finance Flow facility with GE Capital to fund "Star" transactions. The agreement provided for GE Capital to guarantee payment, on the Company's behalf, for merchandise ordered from GE Capital approved manufacturers in Asia. GE Capital guarantees the payment subject to a purchase order from one of our customers. The Company accepts delivery of the goods in the US, and then has the option to either pay for the goods or sell the receivable (from the customer) to our factor, which pays GE Capital.

In March 2007, the Company announced that it had secured a $12 MM Asset Based Credit Facility from UCB, a California bank, to provide funding for future growth.

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

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged. For reporting purposes, the loan has been segregated from other payables and reported as a separate line item. As of September 30, 2007, the amount SOYO owed to UCB was $15,257,100. The amount temporarily exceeded the maximum loan balance, with the permission of the lender, pending receipt of several payments.

In June 2007, UCB offered to provide the Company with an alternative source of financing- Purchase Order financing. This line differed from all other forms of financing in that the bank was offering to advance funds against our customers specific purchase orders, provided the customer met the bank's stringent credit requirements. The end result is that the Company can use this credit line only by obtaining purchase orders from large customers before ordering the merchandise. The funds would then be advanced to the manufacturer after product was shipped, and once the product was delivered to the customer, and the status of the order was changed from a purchase order to a receivable, the loan would have to be paid back, or the balance transferred to the asset based credit line. The Company began buying merchandise under the Purchase Order financing line in June 2007. As of September 30, 2007, the amount SOYO owed to UCB was $10,837,707.

In September 2007, the Company announced to shareholders that it was negotiating with several independent third parties to raise capital. The capital would be used to improve the balance sheet and increase the Company's borrowing capabilities. The Company further stated that with the large increases in sales during the year, all of the Company's credit had been utilized, and that the Company was having difficulties purchasing enough products to maintain the 2007 level of sales growth. As of the date of this report, the Company had not yet agreed with any outside party on any capital transaction.

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

Accounts Receivable:

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibles is probable.

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

The Company has different return policies with different customers. While the Company does not participate in "guaranteed sales" programs, the Company has begun to sell products to several national retail chains. Some of these chains have standard contracts which require the Company to accept returns for credit within standard return periods, usually sixty days. While these return policies are more generous than the Company usually offers, management has made the decision to accept the policies and sell the products to these national chains for both the business volume and exposure such sales generate. These sales have been taking place since late 2005, and returns have consistently been below management's expectations. Therefore, no adjustments to the financial statements have been considered necessary.

Each month, management reviews the accounts receivable aging report and adjusts the allowance for bad debts based on that review. The adjustment is made based on historical experience and management's evaluation of the collectibility of outstanding accounts receivable.

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

Results of Operations:

Three Months Ended September 30, 2007 and 2006:

Net Revenues. Net revenues increased by $23,430,100 or 234%, to $33,435,184 in the three months ended September 30, 2007, as compared to $10,005,084 in 2006. The increase in revenues can be attributed mainly to sales of LCD monitors in the United States, and LCD televisions sold under the Prive line in Canada. Our sales of LCD computer monitors grew significantly during the period, as OfficeMax, a large national retailer, featured the SOYO brand 24" monitor in its retail ads during the period. For a period of time within the quarter, the SOYO 24" LCD monitor was the top selling computer monitor in the United States, and was available exclusively at OfficeMax. The strong performance of the LCD televisions was due primarily to the Prive line sold by Wal Mart Canada.

Gross Margin. Gross margin was $3,630,362 or 10.9% in 2007, as compared to $2,233,361 or 22.3% in 2006. As noted above, sales of the Company's LCD monitors and LCD television products were very strong. These are among the lower margin products that the Company sells. Sales of higher margin products, such as the Levello furniture line, were in line with the Company's expectations. As a result, gross margin, when expressed as a percentage of sales, was lower than anticipated, but the gross margin, when expressed in dollars, was well above our forecast.

Sales and Marketing Expenses. Selling and marketing expenses were ($315,296) during the quarter, as compared to $231,272 in 2006. The Company was able to negotiate a one time $1,100,000 reduction of the purchase price of LCD televisions for marketing and advertising funds. The Company has purchased over $12,000,000 of product from this supplier in 2007. Without the one time credit, sales and marketing expenses would have been approximately $785,000, a large increase over the $231,000 spent in the same period in 2006. The increase was due to a higher amount of commissions paid to outside sales representatives for getting the Company's products placed in premium locations for sale. The Company is expects that this expense will continue to increase as revenues increase.

General and Administrative Expenses. General and administrative expenses increased by $322,982 to $1,750,423 in 2007, as compared to $1,427,441 in 2006.
Labor costs and costs related to stock options have increased substantially as revenues have grown and additional staff was needed. Those costs have been partially offset by significantly lower attorney's fees. The Company has retained a law firm to handle day to day matters, which has substantially reduced the need for outside counsel. Additionally, the Company was involved in several lawsuits in 2006, causing high legal fees.

Bad debts. The Company recorded a provision for doubtful accounts of $151,541 in the three months ended September 30, 2007. The Company recorded a provision for doubtful accounts of $20,635 for the three months ended September 30, 2006. The increase of $130,906 is due to the large increase in receivables balance. As of September 30, 2007, the Company believes its provision for doubtful accounts is adequate.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $22,461 for the three months ended September 30, 2007, as compared to $27,107 in 2006. Depreciation expense is lower than a year ago since the Company is no longer depreciating certain assets in China that are part of the VoIP business. The assets were written down to fair value in 2006 and are no longer being depreciated.

Income from Operations. The income from operations was $2,021,233 for the three months ended September 30, 2007, as compared to $526,906 for the three months ended September 30, 2006. This is a result of the increased revenues and the reduced selling and marketing expenses.

Interest Income. Interest income was $18,037 for the three months ended September 30, 2007. There was no interest income for the three months ended September 30, 2006.,

Interest Expense. Interest expense was $440,277 for the three months ended September 30, 2007. Interest expense was $200,939 for the three months ended September 30, 2006. The increase was due to a single factor. The Company now has access to a large asset based credit line to finance inventory purchases and future growth. The large sales increases, market penetration, and improved performance would not have happened without the asset based line and subsequent interest expense.

Provision for Income Taxes. The Company recognized a provision for income taxes of $78,379 for the three months ended September 30, 2007. There was no provision in 2006. The provision is now necessary as net operating loss carry forwards will no longer offset all of the Company's tax liabilities.

Deferred Income Tax Gain (Expense): The deferred income tax benefit (expense) was $744,789 for the three months ended September 30, 2007. This is a result of timing differences between GAAP income and taxable income, and is mainly attributable to the net operating loss carryforward. There was no deferred income tax gain or loss in the three months ended September 30, 2006.

Net Income. Net income was $2,441,113 for the three months ended September 30, 2007, as compared to $264,077 for the three months ended September 30, 2006. Increases in sales and marketing expenses, as well as increased labor costs offset the higher gross margin earned in the period.

Nine Months ended September 30, 2007 and 2006:

Net Revenues. Net revenues increased by $39,987,904 or 124%, to $72,328,689 in the nine months ended September 30, 2007, as compared to $32,340,785 in 2006. The increase in revenues was mainly due to new markets being opened by the sales department for LCD television sales, large sales of computer monitors through Office Max, a national chain, and increased sales in Latin America. The largest increase in LCD television sales was in Canada, where the Prive line developed by the Company was well received, and sold primarily through Wal Mart.

Gross Margin. Gross margin was $10,041,650 or 13.9% in 2007, as compared to $6,191,202 or 19.1% in 2006. Gross margins increased on a dollar basis as revenues more than doubled over the same period in 2006. Gross margin decreased on a percentage basis as the large increase in revenues was due to very high sales to national retail chains of lower margin products. These sales were good for the Company as they were profitable and promoted the SOYO and Prive brand names, even though margins were below the Company's target. Sales of higher margin products such as the Levello furniture line met expectations, and contributed to increasing the blended gross margin on all products.

Sales and Marketing Expenses. Selling and marketing expenses increased by $772,156 to $1,400,442 in 2007, as compared to $628,286 in 2006. The increase is due to a number of factors. The first component is higher commissions to outside sales representatives. The Company began using outside sales representatives to open new markets in 2006, and as the sales have grown, the commissions have grown. The Company believes this is a cost effective way to obtain shelf space at various retailers, so the outside commissions are likely to continue to grow larger as sales continue to grow. Additionally, the Company launched the Prive television line for Wal Mart Canada during the period, as well as the Levello furniture line. The start up costs of both lines are included in the sales and marketing expenses. Finally, a large component of the sales and marketing expenses is the initial cost of creating and launching the Honeywell consumer electronics products. These factors are offset by a $1,100,000 reduction in the purchase price of LCD televisions from one of the Company's suppliers.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased by  $1,314,677  to  $5,496,333  in 2007,  as compared to $4,182,118 in
2006. The increase is due almost entirely to increased labor costs. As sales have almost tripled in the last two years, the Company has added staff in the sales, finance and operations areas. The staff was needed to keep up with the increased business volume. Approximately $700,000 of the increase can be traced directly to the stock options issued to employees.

Bad debts. The Company recorded a provision for doubtful accounts of $278,042 in the nine months ended September 30, 2007. The Company recorded a provision for doubtful accounts of $123,819 for the nine months ended September 30, 2006. The increase is necessary just based on the increased balance of the receivables. As of September 30, 2007, the Company believes its provision for doubtful accounts is adequate.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $68,161 for the nine months ended September 30, 2007, as compared to $79,496 in 2006. Depreciation expense is lower than a year ago since the Company is no longer depreciating certain assets in China that are part of the VoIP business. The assets were written down to fair value in 2006 and are no longer being depreciated.

Income from Operations. The income from operations was $2,798,210 for the nine months ended September 30, 2007, as compared to $1,177,483 for the nine months ended September 30, 2006. This is a result of the increased sales and gross margins being partially offset by the higher general and administrative expenses and other expenses described above.

Interest Income. Interest income was $66,831 for the nine months ended September 30, 2007, as compared to $6,607 for the nine months ended September 30, 2006. The increase is due to the Company having more cash on hand due to improved financial performance over the last year.

Interest Expense. Interest expense was $822,158 for the nine months ended September 30, 2007. Interest expense was $351,408 for the nine months ended September 30, 2006. The increase was due to a single factor. The Company was operating under a factoring agreement in 2006, but has since obtained an asset based credit line. Borrowings are way up, which has led to increased inventory turnover, sales and receivables. The increases in net revenues would not have been possible without the credit line, and therefore the interest expense.

Provision for Income Taxes. The Company recognized a provision for income taxes of $271,239 in 2007. There was no provision in 2006. The provision is now necessary as net operating loss carry forwards will no longer offset all of the Company's tax liabilities.

Deferred Income Tax Gain (Expense): The deferred income tax benefit (expense) was $1,471,449 for the nine months ended September 30, 2007. This is a result of timing differences between GAAP income and taxable income mainly due to the net operating loss carryforward. There was no deferred income tax gain or loss in the three months ended September 30, 2006.

Net Income. Net income was $3,187,314 for the nine months ended September 30, 2007, as compared to $673,622 for the three months ended September 30, 2006.

Financial Condition - September 30, 2007:

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

Operating Activities. The Company utilized cash of $21,180,142 from operating activities during the nine months ended September 30, 2007, as compared to generating cash of $749,407 from operating activities during the nine months ended September 30, 2006.

At September 30, 2007, the Company had cash and cash equivalents of $2,635,546 as compared to $1,501,040 at December 31, 2006.

The Company had working capital of $6,716,362 at September 30, 2007, as compared to working capital of $5,915,914 at December 31, 2006, resulting in current ratios of 1.14:1 and 1.29:1 at September 30, 2007 and December 31, 2006, respectively. At year end, the Company had classified almost $4 million of debt as long term debt. That debt has now been reclassified as current debt, and is now part of the calculation of working capital.

Accounts receivable increased to $31,987,044 at September 30, 2007, as compared to $16,467,135 at December 31, 2006, an increase of $15,519,909. The Company's allowance for doubtful accounts stood at $665,537 as of September 30, 2007 and $388,958 at December 31, 2006.

Inventories increased to $16,618,203 at September 30, 2007, as compared to $7,792,621 at December 31, 2006, an increase of $8,825,582. Inventory in transit was $4,993,095 at September 30, 2007.

Accounts payable increased to $19,904,651 at September 30, 2007, as compared to $16,073,617 at December 31, 2006. When taken together with other current liabilities, the balance has increased from $16,613,384 to $47,128,290, which offsets the large increase to receivables, inventories and deposits.

Accrued liabilities increased to $1,091,651 at September 30, 2007, as compared to $539,767 at December 31, 2006, an increase of $589,065.

Principal Commitments:

A summary of the Company's contractual cash obligations as of September 30, 2007, is as follows:


                                                 Less than 1
                                                    year          1-3 years       4-5 years     Over 5 years
                                               ---------------- --------------- --------------- -------------

Contractual Cash Obligations
    Operating Leases                                  $212,692         $35,449            $  -          $  -
    Royalties Payable                                  424,000       1,178,000       1,606,000       448,000
    Purchase Commitments                             4,993,095
                                               ---------------- --------------- --------------- -------------
Total                                               $5,629,787      $1,213,449      $1,606,000     $ 448,000
                                               ================ =============== =============== =============


At September 30, 2007, the Company did not have any long term purchase commitment contracts to honor. The only purchase commitments were for inventory already purchased and in transit of $4,993,095.

At September 30, 2007 the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

On February 8, 2007, SOYO Group announced that the Company had entered into a licensing agreement with Honeywell Intellectual Properties Inc. and Honeywell International Inc., effective January 1, 2007, under which SOYO will supply and market certain consumer electronics products under the Honeywell Brand.

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of MINIMUM royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $424,000 in 2008.

Off-Balance Sheet Arrangements:

At September 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At September 30, 2007, the Company did not have any material commitments for capital expenditures.

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

As the Company's debt obligations at September 30, 2007 are primarily short-term in nature and non-interest bearing, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

Through 2006, the Company did not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, were all denominated and settled in United States dollars. In 2007, the Company began selling the Prive line of LCD televisions to Wal Mart Canada. The Company was unable to negotiate a contract with the customer to be paid in US dollars, and has been paid in Canadian dollars for these products. The Company has not hedged the foreign exchange exposure on these transactions. The amount earned is immaterial to the financial statements, and is included in the financial statements under the caption "other income". The Company has not decided whether to hedge all foreign exchange risks in the future.

4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Based on a current evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were not effective as of September 30, 2007 and did not ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, that as of such date, the Company's disclosure controls and procedures were not effective. In addition, the Company's automated financial reporting systems are overly complex, poorly integrated and inconsistently implemented.

The Company's Chief Executive Officer and Chief Financial Officer arrived at this conclusion based on a number of factors, including the fact that the Company's system of internal control requires considerable manual intervention to do the following: (1) to properly record accounts payable to vendors for purchases of inventory, (2) to properly record adjustments to inventory per the general ledger to physical inventory balances, (3) to properly record inventory adjustments to the lower of cost or market using the average inventory method,
(4)to have effective controls over interim physical inventory procedures, and 5) to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The Company did not have an effective financial reporting process because of the aforementioned material weaknesses. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that there were significant deficiencies, including material weaknesses, in the Company's internal controls over its financial reporting at the end of the period ended September 30, 2007.

To address these significant deficiencies and material weaknesses, the Company has taken the following corrective actions:

The Company promoted a bookkeeper to Acting Accounting Manager. While the Company does not have a permanent Accounting Manager or Controller, the Company believes it has enough staff working in the accounting department to complete all work required on a timely basis. The Company has retained a financial consultant and former CPA to oversee the day to day management of the accounting department. The Company has recently added additional personnel to complete the day to day accounting tasks.

Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, and the software has been paid for. The Company has been testing and customizing the software for the last few months, and expects that the software will be installed and operational on January 1, 2008.

In conjunction with the Company's financial statements for the quarter ended September 30, 2007, the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the corrective actions listed above. The officers believed that such corrective actions minimize the risk of material misstatement, but the corrective actions continued to have significant deficiencies.

As of September 30, 2007, the Chief Executive Officer and the Chief Financial Officer are satisfied that with the personnel in place, and with the additional efforts of the Financial Consultant/ CPA, that the books and records portray a completely accurate picture of the Company's financial position and that all transactions are being captured and reported as required. The Company believes that once the new software is installed and operational, all significant deficiencies will have been addressed and corrected.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Normandin v. Soyo Group, Inc. et al.: On August 2, 2004, Gerry Normandin, individually and on behalf of a proposed nationwide class of consumers, filed a Complaint in the Superior Court of the State of California for the County of San Bernardino against the Company and DOES 1 through 100. Normandin asserted three causes of action in his Complaint: (1) Violation of the Consumer Legal Remedies Act, Civil Code Section 1750 et seq.; (2) Violation of Business and Professions Code Section 17200 et seq.; (3) Violation of Business and Professions Code
Section 17500 et seq. Normandin asked for an order certifying the case as a class action, an award of actual damages suffered by plaintiff and the class in an amount not less than $1,000 per person, an order for restitution and disgorgement of monies wrongfully acquired by defendants through the sales of motherboards having defective capacitors, an order enjoining the Company from further sales of motherboards with defective capacitors, an award of punitive damages, attorneys' fees and costs, pre-judgment interest and such other relief as the Court may deem just and proper.

The parties reached a settlement of the action and a formal settlement agreement has been signed. The Judge approved the settlement agreement which, among other things, requires a payment by Soyo of $175,000 and resolves all claims involving actual or potential class members' claims. The case has been dismissed but the statutory 60 days within which to file an appeal has not yet expired. Once the appeal period has expired (on or about December 5, 2007), Soyo intends to make the required payment and after it is made, the case will be resolved.

Soyo v. Hartford: Soyo tendered a claim to Hartford Insurance Company of the Midwest ("Hartford") under which it sought a defense and indemnity for the claims asserted in the Normandin action. Hartford rejected that claim, and on May 1, 2006, Soyo Group Inc. filed an action for: (1) Declaratory Relief; (2) Breach of Contract; and (3) Bad Faith against Hartford. Soyo,Inc. was subsequently added as a Plaintiff in a First Amended Complaint ("FAC") that was filed in the action. In the Prayer in the FAC, Soyo sought general, special and punitive damages in amounts that were unspecified, as well as interest costs and attorneys fees. Earlier in 2007, the dispute was resolved, and the action was thereafter formally and completely dismissed.

On June 30, 2006, a lawsuit was filed in the United States District Court, Central District of California, Eastern Division, entitled Robert Lewis, Jr. v. Soyo Group, Inc., et al., Case No. EDCV 06-699 VAP (JWJx). The case seeks class action status and alleges failures to timely pay rebates to purchasers of Soyo products allegedly in violation of unfair competition laws, the California Consumer Legal Remedies Act and contracts with purchasers. The plaintiff seeks disgorgement of all amounts obtained by the Company as a result of the alleged misconduct, plus actual damages, punitive damages and attorneys' fees and costs. The Company has agreed to settle the matter, the court has preliminarily approved the settlement, and the final settlement approval hearing is scheduled for November 19, 2007.

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

On February 15, 2006, the Company received notice of an investigation by counsel for the Federal Trade Commission (the "FTC") regarding the Company's alleged failures to timely pay rebates to purchasers of Soyo products. The Company has cooperated with the investigation and has agreed to the terms of an agreement containing a consent order (the "Consent Order"), which has been approved and filed by the FTC, relating to the Company's administration of rebate claims.

On January 26, 2007, the Company filed a lawsuit against Astar Electronics USA, Inc., KXD Technology, Inc. and Does 1 - 25 in the Superior Court of California for the County of Los Angeles, Central District (Case No. BC365349). The Company alleges claims for breach of contract, fraud, and tortuous interference with economic relations and seeks compensatory and punitive damages. Both named defendants were served on January 26, 2007. On May 17, 2007, the Company filed a First Amended Complaint against Defendants alleging additional claims for trademark infringement, trademark dilution, unfair competition and false advertising. In or about June 2007, Astar Electronics USA, Inc. and KXD Technology, Inc. answered and KXD Technology, Inc. filed a cross-complaint against the Company and two of its officers, Nancy Chu and Ming Chok alleging claims for breach of contract, fraud, tortuous interference with economic relations and common counts. In or about July 2007, Astar Electronics USA, Inc. filed a notice of dissolution with the California Secretary of State. On August 15, 2007, KXD Technology, Inc. filed for bankruptcy protection in the United States Bankruptcy Court, Central District of California. On September 13, 2007, the Court entered an order sua sponte to stay the entire action pending the resolution of the bankruptcy proceeding. No trial date has been set.

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




                                                      SOYO GROUP, INC.
                                                      --------------------
                                                      (Registrant)




DATE:  November 14, 2007                             By: /s/ Ming Tung Chok
                                                      -----------------------
                                                      Ming Tung Chok
                                                      President and Chief
                                                      Executive Officer



DATE:  November 14, 2007                              By: /s/ Nancy Chu
                                                      -----------------------
                                                      Nancy Chu
                                                      Chief Financial Officer



DATE:  November 14, 2007                             By /s/ Jay Schrankler
                                                      --------------------------
                                                      Name: Jay Schrankler
                                                      Title: Director

DATE:  November 14, 2007                            By /s/ Chung Chin Keung
                                                      --------------------------
                                                      Name: Chung Chin Keung
                                                      Title: Director

DATE:  November 14, 2007                            By /s/ Henry Song
                                                      --------------------------
                                                      Name: Henry Song
                                                      Title: Director


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