Form 10-K/A
period 2006-12-31
SOYO GROUP INC
filed 2008-03-18
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A2


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

                        Commission File Number 333-42036


                                SOYO GROUP, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                     Nevada                             95-4502724
     ---------------------------------            ---------------------
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

     As of March 31, 2007, there were 49,025,511 shares Outstanding.

     Documents Incorporated by Reference: None

                                SOYO GROUP, INC.
                                    FORM 10-K
                                      INDEX


                                     PART I
Item 1.          Business......................................................5
Item 1A.         Risk Factors.................................................15
Item 1B.         Unresolved Staff Comments....................................17
Item 2.          Properties...................................................17
Item 3.          Legal Proceedings............................................17
Item 4.          Submission of Matters to a Vote of Security Holders..........20

                                     PART II

Item 5.          Market for Registrant's Common Equity, Related Stockholder
                     Matters and Issuer Purchases of Equity Securities........20
Item 6.          Selected Financial Data......................................23
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................24
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk...44
Item 8.          Financial Statements and Supplementary Data..................44
Item 9.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................80
Item 9A.         Controls and Procedures......................................83
Item 9B..        Other Information............................................85

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

                                     PART IV

Item 15.         Exhibits and Financial Statement Schedules...................94
                 Signatures...................................................95

                                Explanatory Note

Soyo Group, Inc. (the "Company") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31 2006 (the "December 31, 2006 10-K"), which was originally filed on March 30, 2007, and amended on August 7, 2007. This Amendment No. 2 is being filed to restate the Company's financial statements for the year ended December 31 2006, which overstated total assets and net income.

The Company is restating its previously issued 2006 consolidated financial statements for the following reasons: error in not recording a valuation allowance for the deferred tax asset arising from temporary timing differences between tax accounting and GAAP accounting.

In 2006, the Company recognized a deferred income tax asset in reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The resulting deferred tax asset was carried on the Company's balance sheet without a valuation allowance. The Company now believes that the appropriate treatment of the asset includes a valuation allowance to reduce the carrying amount to zero. The additional income taxes payable have been recorded as an accrued liability.

This Amendment No. 2 does not reflect events occurring after the original filing of the Company's December 31, 2006 10-KSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendment described above.



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

The following table shows all customers that accounted for more than 10% of Company sales in a given year:

   Yearend          Key Customer              Revenues        % of Net Revenue
    2006         Not applicable             $    --                    --
    2005         E23                        $13,552,324                35%
    2004         SYX Distribution, Inc.     $ 8,591,711                26%
                 a.k.a. Tiger Direct
    2003         SYX Distribution, Inc.     $ 9,943,855                32%
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

The Company's corporate headquarter is located at 1420 S. Vintage Ave. Ontario, California, 91761. The property is under a lease agreement expiring November 30, 2008 with terms and conditions as stipulated below:



                              Lease               Lease
        Facility             Address             Inception      Expiration      Area
        --------             -------             ---------      ----------      ----

 Office and warehouse    1420 S. Vintage Ave.    09/01/2003     11/30/2008    42,723 sq.ft.
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

                                                           Price Range
                                                           -----------
                                                    High                  Low
                                                    ----                  ---
      Fiscal Year Ended December 31, 2005
          First Quarter                           $ 0.98                $ 0.37
          Second Quarter                            0.88                  0.60
          Third Quarter                             0.93                  0.66
          Fourth Quarter                            0.89                  0.55

      Fiscal Year Ended December 31, 2006
          First Quarter                           $0.74                 $0.50
          Second Quarter                           0.62                   0.31
          Third Quarter                            0.40                   0.28
          Fourth Quarter                           0.40                   0.27

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

Selected Consolidated Statements of Operations Data:

                                                             Year Ended December 31
                                        2006           2005           2004          2003           2002

Net revenue                         $56,758,688    $38,263,032    $32,426,414   $31,034,239    $49,644,417
Income (loss) from operations         1,519,271        514,920     (3,913,683)     (980,347)   (10,892,574)
Net income (loss) attributable to
common shareholders                     252,182       (633,443)    (4,143,978)     (984,588)   (10,733,458)
Net income (loss) per common share       $0.01         ($0.01)        ($0.10)       ($0.02)        ($0.35)







Selected Consolidated Balance Sheet Data:

                                                                  December 31
                                       2006           2005          2004           2003            2002

Total assets                       $26,592,239    $16,907,390   $7,500,437     $12,729.453    $20,914,784
Long-term payable to Soyo
     Taiwan                             --             --           --          12,000,000     12,000,000
Shareholders' Equity (Deficit)      (2,522,564)     1,477,703   (4,057,028)    (12,136,783)   (11,152,195)
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

Revenues by geographic segment are summarized as follows:

                                                            Year Ended December 31
                                         2006          %         2005          %         2004          %
Revenues
  United States                      $42,628,547     75.2    $20,686,944     54.1    $25,936,978     80.0



  Other N. America                     2,472,209      4.4        983,606      2.6            N/A      N/A
  Central and South America           10,253,665     18.0      2,993,532      7.8      6,317,907     19.5
  Hong Kong                              139,490      0.2     13,598,950     35.5        171,529      0.5
  Other locations                      1,264,777      2.2            N/A      N/A            N/A      N/A
Total                                $56,758,688    100.0    $38,263,032    100.0    $32,426,414    100.0



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

Financial Outlook:

In 2006, the Company earned $468,670, or $0.01 per share before dividends on preferred stock. The large increases in sales of LCD televisions and LCD monitors were primarily responsible for the large increase in net revenues.

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

                                                                                      Year Ended
                                                                                      December 31,
                                                                                         2005
                                                                                    ----------------

           Net income (loss) attributable to common shareholders,  as reported      $   (633,443)
           Add: Stock-based employee compensation expense included in
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

Income Tax Expense. The Company calculated its income tax expense at $53,000 for 2006 after using net operating loss carryforwards to offset most of its taxable income. The provision for income taxes was $800 in 2005.

Net Income/Loss. The net income before preferred dividends was $468,670 for the year ended December 31, 2006, as compared to $540,310 for the year ended December 31, 2005. The reasons for the turnaround are discussed in detail in the above paragraphs.

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

The Company had working capital of $5,706,047 at December 31, 2006, as compared to working capital of $689,141 at December 31, 2005, resulting in current ratios of 1.28 to 1 and 1.04:1 at December 31, 2006 and 2005, respectively.

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

Accrued liabilities decreased to $572,457 at December 31, 2006, as compared to $1,287,108 at December 31, 2005, a decrease of $714,651 or 55.5%. The decrease is primarily due to the Company having a better understanding of the amount of RMA accruals that were needed at year end. In 2005, the Company had been selling LCD televisions and monitors for only a short time. As a result, there was no historical data available to determine the amount of the accrual necessary to cover repairs and returns. In keeping with the Company's conservative policy, the Company reserved a large amount for those future expenses. With another year of data to analyze, the Company believes that the current accrual is adequate, although smaller than the 2005 accrual.

Receivables sold with recourse increased to $3,588,403 in 2006 from $0 in 2005 since receivables were sold with recourse in 2006 to Accord Financial Services.

Long Term Debt increased to $3,735,198 in 2006 from $0 in 2005.

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


Principal Commitments:

A summary of the Company's contractual cash obligations as of December 31, 2006, is as follows:

                                         Less than 1
    Contractual Cash Obligations            year           2-3 years         4-5 years        Over 5 years
                                       ---------------- ---------------- ------------------- ----------------

Operating Leases                         $  212,692        $  194,967            N/A              N/A
Advances from Directors                      N/A               N/A               N/A              N/A
Notes Payable/ Short Term Loan           $  100,000            N/A               N/A              N/A
Purchase Commitments                     $4,005,265            N/A
Royalty Payments Due                     $  353,000        $1,047,000        $1,480,000         $960,000
Long Term Debt                                --           $3,735,198            --                --
                                       ---------------- ---------------- ------------------- ----------------
Total                                    $4,670,957       $4,977,165         $1,480,000         $960,000
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

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of MINIMUM royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $184,000 through December 31, 2007, and $424,000 in 2008. For a complete schedule of minimum royalty payments due, see the Trademark License Agreement, which is included as an exhibit to this Form 10-K Amended.

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



/s/ Vasquez and Company
-----------------------
Vasquez and Company, L.P
Los Angeles, California
March 30, 2007 (except for Note 11 as to which the date is February 28, 2008)


                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                               December 31,
                                                                      ----------------------------
                                                                          2006            2005
                                                                      ------------    ------------
                                                                       (Restated)

ASSETS
Current Assets
Cash and cash equivalents                                             $  1,501,040    $    828,294
Accounts receivable, net of allowance for doubtful accounts of
  $388,958 and $589,224 at December 31, 2006 and 2005, respectively     16,467,135       7,278,520
Inventories                                                              7,792,621       7,991,030

Prepaid expenses                                                            36,633          20,984
                                                                                              --
Deposits                                                                   243,095          36,920
                                                                      ------------    ------------
   Total current assets                                                 26,040,524      16,155,748
                                                                      ------------    ------------


Property and equipment                                                     711,015         867,122
Less: accumulated depreciation and amortization                           (159,300)       (115,480)
                                                                      ------------    ------------
                                                                           551,715         751,642
                                                                      ------------    ------------
Total Assets                                                          $ 26,592,239    $ 16,907,390
                                                                      ============    ============

LIABILITIES
Current Liabilities
Accounts payable                                                      $ 16,073,617    $ 13,977,579
Accrued liabilities                                                        572,457       1,287,108
Receivables sold with Recourse                                           3,588,403            --
Short term loan                                                            100,000         165,000
                                                                      ------------    ------------
   Total current liabilities                                            20,334,477      15,429,687
                                                                      ------------    ------------
Long term payable                                                        3,735,198            --
                                                                      ------------    ------------
Total liabilities                                                       24,069,675      15,429,687
                                                                      ------------    ------------

EQUITY
Class B Preferred stock, $0.001 par value,
  authorized - 10,000,000 shares, Issued
   and outstanding - 2,614,195 shares in 2006
   and 2005                                                              1,918,974       1,702,486
Preferred stock backup withholding                                        (149,945)        (84,999)
Common stock, $0.001 par value.
   Authorized - 75,000,000 shares, Issued and
    outstanding - 49,025,511 shares (48,681,511 shares - 2005)              49,026          48,682
Additional paid-in capital                                              17,866,531      17,225,738
Accumulated deficit                                                    (17,162,022)    (17,414,204)
                                                                      ------------    ------------
   Total shareholders' equity                                            2,522,564       1,477,703
                                                                      ------------    ------------
Total Liabilities and Shareholders' Equity                            $ 26,592,239    $ 16,907,390
                                                                      ============    ============


           See accmpanying notes to consolidated financial statements.


                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                                      Year Ended December 31
                                                         --------------------------------------------
                                                             2006
                                                           restated          2005            2004
                                                         ------------    ------------    ------------

Net revenues                                             $ 56,758,688    $ 38,263,032    $ 32,426,414
                                                         ------------    ------------    ------------
Cost of revenues, including inventory purchased from
    Soyo Computer, Inc. of $0, $0, and $14,0004,259 in
    2006, 2005 and 2004, respectively                      47,534,249      34,905,874      30,210,042
Prior years' purchase discounts and allowances settled
    In 2005                                                      --        (1,335,812)           --
                                                         ------------    ------------    ------------
      Cost of revenues - net                               47,534,249      33,570,062      30,210,042
                                                         ------------    ------------    ------------
Gross margin                                                9,224,439       4,692,970       2,216,372
                                                         ------------    ------------    ------------
Costs and expenses:
  Sales and marketing                                       1,143,475         911,039       1,577,609
  General and administrative                                5,610,810       3,659,338       3,560,710
  Bad debts                                                   907,065          34,513         956,738
  Adjustment of allowance                                        --          (462,234)           --
  Depreciation and amortization                                43,818          35,394          34,998
                                                         ------------    ------------    ------------
   Total cost and expenses                                  7,705,168       4,178,050       6,130,055
                                                         ------------    ------------    ------------
Income (loss) from operations                               1,519,271         514,920      (3,913,683)
                                                         ------------    ------------    ------------
Other income (expenses):
  Interest income                                              10,561           5,301            --
  Interest expense                                           (901.900)       (129,567)        (23,371)
  Other income (expenses)                                    (106,262)        150,456          17,609
                                                         ------------    ------------    ------------
      Other income (expenses) - net                          (997,601)         26,190          (5,762)
                                                         ------------    ------------    ------------
Income(loss) before provision (benefit)
    for income taxes                                          521,670         541,110      (3,919,445)
Provision (benefit) for income taxes
  Current income tax                                          (53,000)            800             800
                                                                                 --              --
                                                         ------------    ------------    ------------

Net income (loss)                                             468,670         540,310      (3,920,245)
Less:  Dividends on Convertible Preferred Stock              (216,488)     (1,173,753)       (223,733)
                                                         ------------    ------------    ------------
Net income (loss) attributable to
    common shareholders                                  $    252,182    $   (633,443)   $ (4,143,978)
                                                         ============    ============    ============


Net loss per common share - basic and diluted             $0.01/$0.01   ($0.01)/$0.01)   ($0.10)/$0.10)

Weighted average number of shares of                       49,025,511/     48,511,681/      40,000,000/
      common stock outstanding - basic and diluted         59,786,042      52,868,673       40,000,000


           See accmpanying notes to consolidated financial statements.


                         SOYO Group, Inc. and Subsidiary
            Consolidated Statements of Shareholders' Equity (Deficit)
                  Years Ended December 31, 2006, 2005 and 2004


                                                                                          Additional       Total
                                     Common Stock                Preferred  Stock          Paid In      Accumulated   Shareholders
                                 Shares       Par Value       Shares       Par Value       Capital        Deficit      Deficiency
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001      28,182,750        28,183     1,000,000          1,000        470,817       (918,737)      (418,737)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                   11,817,250        11,817                                     (11,817)
Net loss for the year
  ended December 31, 2002             --            --            --             --             --      (10,733,458)   (10,733,458)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002      40,000,000        40,000     1,000,000          1,000        459,000    (11,652,195)   (11,152,195)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Net loss for the year
  ended December 31, 2003             --            --            --             --                        (984,588)      (984,588)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003      40,000,000        40,000     1,000,000          1,000        459,000    (12,636,783)   (12,136,783)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Issuance of Preferred
Stock for Long Term Debt                                     2,500,000      1,304,000     10,696,000                    12,000,000
Dividends                                                       14,195        114,195                                      114,195
Accretion of Discount                                                         109,538                                      109,538
Net loss for the year
  ended December 31, 2004             --            --                                                   (4,143,978)    (4,143,978)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004      40,000,000        40,000     3,614,195      1,528,733     11,155,000    (16,780,761)    (4,057,028)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Issuance of Common
Stock for Private Placement        500,000           500                                     499,500                       500,000
Issuance of Common
Stock for Payment of Services       30,000            30                                                                        30
Issuance of Common
Stock for Payment of Accounts
   Payable                       5,645,330         5,645                                   3,608,744                     3,614,389
Issuance of Common
Stock for Payment of Loan        1,286,669         1,287                                     963,714                       965,001
Issuance of Common
Stock for Conversion of
   Preferred Stock               1,219,512         1,220    (1,000,000)        (1,000)       998,780                       999,000
Accretion of Discount                                                         174,753                                      174,753
Preferred Stock Backup
   Withholding                                                                (84,999)                                     (84,999)
Net Income                                                                                                  540,310        540,310
Preferred Stock Dividends                                                                                (1,173,753)    (1,173,753)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2005      48,681,511        48,682     2,614,195      1,617,487     17,225,738    (17,414,204)     1,477,703
                               ===========   ===========   ===========    ===========    ===========    ===========    ===========
Issuance of Common Stock            39,000            39                                      24,531                        24,570
Issuance of Common Stock           267,000           267                                      80,100                        80,367
Issuance of Common Stock            38,000            38                                      12,502                        12,540
Accretion of Discount                                                         216,488                                      216,488
Preferred Stock Backup
   Withholding                                                                (64,946)                                     (64,946)
To book FAS 123 adjustment                                                                   506,221                       506,221
Misc. Adjustment                                                                              17,439         35,694         53,133
Net Income                                                                                                  216,488        216,488
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
                                49,025,511        49,026     2,614,195      1,769,029     17,866,531    (17,162,022)     2,522,564
                               ===========   ===========   ===========    ===========    ===========    ===========    ===========




                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                          --------------------------------------------
                                                                      Years Ended December 31,
                                                          --------------------------------------------
                                                              2006            2005            2004
                                                            restated
                                                          ------------    ------------    ------------

OPERATING ACTIVITIES

Net Income (loss)                                        $    252,182         540,310    $ (3,920,245)
Adjustments to reconcile net
 income(loss) to net cash provided
 by (used in) operating activities:

     Depreciation                                              43,818          35,394          34,998

     Provision for doubtful accounts                          907,065          34,513         956,738

     Conversion of accounts payable to long-term debt       3,735,198            --

    Stock compensation for employees                          506,222
    Stock compensation paid for
          professional services                               134,915
Changes in operating assets
and liabilities:
(Increase) decrease in:

Accounts receivable                                       (10,095,680)     (5,236,151)      3,785,110

Inventories                                                   198,409      (4,128,119)      1,173,214

Prepaid expenses                                              (15,649)         51,432          18,557


Deposits                                                     (206,175)         (2,109)         (9,776)
Increase (decrease) in:

Accounts payable trade & others                             2,096,038       8,017,326      (2,458,580)

Accrued liabilities                                          (714,651)        509,316         236,059
                                                         ------------    ------------    ------------

Net cash provided by (used in) operating activities        (2,731,953)       (178,088)       (183,925)
                                                         ------------    ------------    ------------

INVESTING ACTIVITIES

Purchase of property and equipment                            (48,891)       (621,970)       (158,670)

Disposal of Fixed Assets                                      205,000
                                                         ------------    ------------    ------------

Net cash Supplied (used) in investing activities              156,109        (621,970)       (158,670)
                                                         ------------    ------------    ------------


FINANCING ACTIVITIES

Advances from officer, directors and major shareholder                        165,000

Proceeds from accounts receivable discounting              15,611,928                         913,750

Repayments of accounts receivable discounting             (12,023,525)
Repayment of advances from officer, director
    and major shareholder                                     (65,000)       (240,000)

                                                                              500,000
Payment of backup withholding
taxes on accreted dividends                                   (64,946)        (84,999)
on preferred stock
                                                         ------------    ------------    ------------

Net cash provided by financing activities                   3,458,457         340,001         913,750
                                                         ------------    ------------    ------------




CASH AND CASH EQUIVALENTS:

Net increase (decrease)                                       672,746        (460,057)        571,155

At beginning of year                                          828,294       1,288,351         717,196
                                                         ------------    ------------    ------------
At end of year
                                                            1,501,040         828,294       1,288,351
                                                         ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid for interest                                        901,900          97,783          23,371

Cash paid for income taxes                                     20,310             800             800

NON-CASH INVESTING AND FINANCING
ACTIVITIES
Settlement of business loan of
$913,750 and accrued interest of
$51,251 through issuance of common stock                                      965,001

Settlement of accounts payable
   through issuance of common stock                                         3,614,419
Conversion of Class A preferred
stock to common stock                                                           1,000


Accretion of discount on Class B                              216,488         174,753         109,538
preferred stock


Deemed dividend on Class A                                                    999,000
preferred stock

Noncash dividend on Class B
preferred stock                                                                               114,195



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

                                                                                      Year Ended
                                                                                      December 31,
                                                                                         2005
                                                                                    ----------------

           Net income (loss) attributable to common shareholders,  as reported      $   (633,443)
           Add: Stock-based employee compensation expense included in
                 reported net income, net of related tax effect                             --
           Deduct:  Total stock-based employee compensation expense
                 determined under fair-value based method for all awards
                 not included in net income (loss)                                      (224,919)
                                                                                    ----------------
           Pro forma net income (loss) attributable to common shareholders          $   (858,362)
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

3.   Accounts Receivable

The Company's accounts receivable at December 31, 2006 and 2005 are summarized as follows:

                                                                     2006                 2005
                                                              -------------------   ------------------

     Accounts receivable                                      $      16,856,093     $      7,867,744

     Less:  Allowance for doubtful accounts                            (388,958)            (589,224)
                                                              -------------------   ------------------
     Balance, end of year                                     $     16,467,135      $      7,278,520
                                                              ===================   ==================

Changes in the allowance for doubtful accounts for the years ended December 31, 2006 and 2005 are summarized as follows:

                                                                     2006                 2005
                                                              -------------------   ------------------
     Balance, beginning of year                               $          589,224    $      1,074,550
     Add:  Amounts provided during the year                              235,939            (427,721)
     Less:  Amounts written off during the year                        (436,205)             (57,605)
                                                              -------------------   ------------------
     Balance, end of year                                     $          388,958    $         589,224
                                                              ===================   ==================

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

4.   Property and Equipment

At December 31, 2006 and 2005, property and equipment consisted of the following:


                                                December 31,
---------------------------------------------------- ----------------------
                                         2006                   2005
---------------------------------------------------- ----------------------
Computer and Equipment                 $567,642               $744,176
---------------------------------- ------------------ ----------------------
Furniture and Fixtures                   40,357                 27,943
---------------------------------------------------- ----------------------
Leasehold Improvements                   91,941                 83,928
---------------------------------------------------- ----------------------
Automobiles                              11,075                 11,075
---------------------------------------------------- ----------------------
            Total                       711,015                867,122

Less: Accumulated Depreciation         (159,300)              (115,480)
---------------------------------------------------- ----------------------
             Net                       $551,715               $751,642
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


6. Receivables Sold With Recourse

During 2006, the Company utilized the factoring services of Accord Financial Services to improve its cash flow. All invoices sold by the Company and purchased by Accord were sold with recourse. As of December 31, 2006, the balance due to Accord for advances received was $3,588,403.


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

For the year ended December 31, 2006, the Company recorded accreted dividends of $216,488. For the year ended December 31, 2005, the Company recorded aggregate dividends of $1,173,753, based on the accretion of the discount on the Class B Convertible Preferred Stock of $174,753, and an adjustment of $999,000 to the carrying value of the Class A preferred stock. From the Company's inception, the Class A preferred stock was carried on the books at its basis of $1,000. Prior to the conditional redemption of the Class A preferred stock to common stock on October 24, 2005, the carrying value was adjusted to the face value of $1,000,000. This resulted in adjustments to the preferred stock and th e preferred stock dividends account of $999,000 The Company did not declare or accrue any additional dividends on the Class B Preferred Stock.

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

Stock Based Compensation

Upon the adoption of SFAS123(R), the Company recorded $506,222 in compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in 2005. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during 2005.

The fair value of the options expensed during the year ended December 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.04 %, expected life of five (5) years and expected volatility 147%. The weighted average fair value of the options granted during the year was approximately $1.5 million.

9. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

                                     2006           2005           2004
                               -------------------------------------------
Current:
    U.S. federal               $         1,000 $             $
    State                               52,000           800          800
                               -------------------------------------------
    Total                               53,000           800          800
                               -------------------------------------------
Deferred:
    U.S. federal                          --
    State                                 --
                               -------------------------------------------
    Total                                 --
                               -------------------------------------------
Total                          $        53,000 $         800 $        800
                               ===========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2006, 2005 and 2004 are as follows:

                                          2006           2005          2004
                                     ------------------------------------------
Net operating loss carryforwards     $     1,310,000 $   1,576,000  $
Depreciation                                 288,000       344,000
Reserves and allowances                      214,000       304,000
State income taxes                            69,000        52,000
                                     ------------------------------------------
Total deferred tax assets                  1,881,000     2,276,000
Valuation allowance                       (1,881,000)   (2,276,000)
                                     ------------------------------------------
Net deferred tax assets              $          --   $        --    $
                                     ==========================================

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective rate for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                           2006            2005         2004
                                      ----------------------------------------
U.S. federal statutory tax rate            34.0%           34.0%        34.0%
Stock-based compensation                   33.0%
State income taxes                          6.5%            9.0%         9.0%
Non-deductible expenses                     2.9%
Change in valuation allowance             (67.2%)
Other                                       0.8%          (43.0%)      (43.0%)
                                      ----------------------------------------
Effective tax rate                         10.0%
                                      ========================================

At December 31, 2006, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $3,852,000 which, if not utilized earlier, expire beginning in 2022.

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

11. Restatement and Reclassification

The Company is restating its previously issued 2006 consolidated financial statements for the following reasons: error in not recording a valuation allowance for the deferred tax asset arising from temporary timing differences between tax accounting and GAAP accounting.

In 2006, the Company recognized a deferred income tax asset in reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The resulting deferred tax asset was carried on the Company's balance sheet without a valuation allowance. The Company now believes that the appropriate treatment of the asset includes a valuation allowance to reduce the carrying amount to zero. The additional income taxes payable have been recorded as an accrued liability.

The effect on the Company's previously issued 2006 financial statements is summarized as follows:

                                             As Previously
                                                Reported
                                            In Report 10-K/A
                                            filed August 7,         Increase
                                                 2007              (Decrease)            Restated
                                             ------------         ------------         ------------

Balance Sheet Data


Deferred income tax assets                   $    177,177         $   (177,177)        $          0

Total current assets                           26,217,701             (177,177)          26,040,524



Total Assets                                   26,769,416             (177,177)        $ 26,592,239


Accrued Liabilities                          $    539,767               32,690              572,457

Total current liabilities                      20,301,787               32,690           20,334,477

Total Liabilities                            $ 24,036,985               32,690           24,069,675
Total Shareholders' Equity                   $  2,732,431             (209,867)           2,522,564


Statement of Operations Data
Current Income Tax                                (20,310)             (32,690)             (53,000)
Deferred Income Tax                               177,177             (177,177)                   0
Net Income                                   $    678,537         $   (209,867)             468,670

Cash Flow Statement
Net Income                                   $    678,537         $   (209,867)             468,670

Deferred Income Tax Asset                    $    177,177         $   (177,177)        $          0

Accrued Liabilities                          $    747,341         $    (32,690)        $    714,651
Net Cash Used in Operating Activities        $ (2,941,820)        $    209,867         $ (2,731,953)



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

b. Geographic Segments

Revenues by geographic segment are summarized as follows:

                                                             Year Ended December 31
                                         2006          %         2005          %         2004          %

Revenues
  United States                      $42,628,547     75.2    $20,686,944     54.1    $25,936,978     80.0
  Other N. America                     2,472,209      4.4        983,606      2.6           N/A       N/A

  Central and South America           10,253,665     18.0      2,993,532      7.8      6,317,907     19.5
  Hong Kong                                           0.2     13,598,950     35.5                     0.5
                                         139,490                                         171,529
  Other locations                      1,264,777      2.2           N/A       N/A           N/A       N/A
Total                                $56,758,688    100.0    $38,263,032    100.0    $32,426,414    100.0

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

13. Quarterly Results (Unaudited)

Presented below is a summary of the quarterly results of operations for the years ended Dcember 31, 2006 and 2005.

                                            Three months ended:
----------------------- ---------------- ---------------- ---------------- ----------------- ----------------
                        March 31, 2006    June 30, 2006    Sept 30, 2006    Dec 31, 2006      Total
                                                                               restated
----------------------- ---------------- ---------------- ---------------- ----------------- ----------------
Net revenues              $ 11,548,187    $ 10,787,515    $ 10,005,084    $ 24,417,902    $ 56,758,688
-----------------------   ------------    ------------    ------------    ------------    ------------
Gross margin                 1,651,088       2,306,753       2,233,361       3,033,237       9,224,439
-----------------------   ------------    ------------    ------------    ------------    ------------
Income (loss) from            (209,526)        635,182         526,909         566,706       1,519,271
Operations
-----------------------   ------------    ------------    ------------    ------------    ------------
Other Income                   (64,609)        (73,968)       (207,338)       (651,686)       (997,601)
(Expense), Net
-----------------------   ------------    ------------    ------------    ------------    ------------
Income (loss) before          (274,135)        561,214         319,568         (84,977)        521,670
taxes
-----------------------   ------------    ------------    ------------    ------------    ------------
Income taxes                         0               0               0         (53.000)        (53,000)
-----------------------   ------------    ------------    ------------    ------------    ------------
Net Income (loss)             (274,135)        561,214         319,568        (137,977)      468,670
-----------------------   ------------    ------------    ------------    ------------    ------------
Dividends                      (49,856)        (52,598)        (55,491)        (58,543)       (216,488)
-----------------------   ------------    ------------    ------------    ------------    ------------
Net Income(Loss)              (323,991)        508,616         264,077        (196,520)      252,182
Attributable to
Common Shareholders
-----------------------   ------------    ------------    ------------    ------------    ------------
Net income
  (loss) per
  common share -
Basic
Diluted                           (.01)            .01            (.00)           (.01)           (.01)
                                  (.01)            .01            (.00)           (.01)           (.01)
-----------------------   ------------    ------------    ------------    ------------    ------------
Weighted  average
  number of
  common
  shares
  outstanding -
Basic                       48,834,511      48,834,511      48,853,511      48,853,511      49,025,511
Diluted                     51,857,043      55,342,474      55,515,583      57,238,826      59,786,042
-----------------------   ------------    ------------    ------------    ------------    ------------



Three months ended:
----------------------- ---------------- ----------------- -------------- ------------------ ----------------
                        March 31, 2005    June 30, 2005    Sept 30, 2005    Dec 31, 2005      Total
----------------------- ---------------- ----------------- -------------- ------------------ ----------------

Net revenues              $  3,962,520    $  8,494,311    $  9,233,430    $ 16,572,771    $ 38,263,032
-----------------------   ------------    ------------    ------------    ------------    ------------
Gross margin              $  1,522,035    $  1,054,872    $    206,771    $  1,909,292    $  4,692,970
-----------------------   ------------    ------------    ------------    ------------    ------------
Income (loss) from        $    308,724    $     36,760    ($   482,407)   $    651,843    $    514,920
Operations
-----------------------   ------------    ------------    ------------    ------------    ------------
Other Income              $     77,951    $     65,359    $    120,215    ($   237,335)   $     26,190
(Expense), Net
-----------------------   ------------    ------------    ------------    ------------    ------------
Income (loss) before      $    386,675    $    102,119    ($   362,192)   $    414,508    $    541,110
taxes
-----------------------   ------------    ------------    ------------    ------------    ------------
Income taxes                      (800)           (800)
-----------------------   ------------    ------------    ------------    ------------    ------------
Net Income (loss)         $    386,675    $    102,119    ($   362,192)   $    413,708    $    540,310
-----------------------   ------------    ------------    ------------    ------------    ------------
Dividends                 $     39,213    $     42,458    $     42,935    $  1,049,147    $  1,173,753
-----------------------   ------------    ------------    ------------    ------------    ------------
Net Income(Loss)          $    347,462    $     59,661    ($   405,127)   ($   635,439)   ($   633,443)
Attributable to
Common Shareholders
-----------------------   ------------    ------------    ------------    ------------    ------------
Net income
  (loss) per
  common share -
Basic                              .01            --              (.01)           (.01)           (.01)
Diluted                            .01            --              (.01)           (.01)           (.01)
-----------------------   ------------    ------------    ------------    ------------    ------------
Weighted  average
  number of
  common
  shares
  outstanding -
Basic                       48,681,511      48,681,511      48,681,511      48,681,511      48,511,681
Diluted                     52,736,204      52,736,204      48,681,511      48,681,511      48,511,681
-----------------------   ------------    ------------    ------------    ------------    ------------

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

Outstanding Stock Options At December 31, 2006
--------------------------------------------------------------------------------
Name                  Number of                                  Option
                     Exercisable   Exercise    Vesting         Expiration
                       Options     Price       Date               Date
--------------------------------------------------------------------------------
Ming Tung Chok         200,000      $.75    July 22, 2006     July 22, 2010
                       200,000      $.75    July 22, 2007     July 22, 2010
                       200,000      $.75    July 22, 2008     July 22, 2010
--------------------------------------------------------------------------------
Nancy Chu              200,000      $.75    July 22, 2006     July 22, 2010
                       200,000      $.75    July 22, 2007     July 22, 2010
                       200,000      $.75    July 22, 2008     July 22, 2010
--------------------------------------------------------------------------------

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

The following is a summary of the Company's transactions and balances with SOYO Taiwan as of and for the years ended December 31, 2006, 2005 and 2004:



December 31,
-----------------------------------------------   -----------   -----------
                                                      2006         2005
-----------------------------------------------   -----------   -----------
Accounts payable to SOYO Taiwan                        $0           $0
-----------------------------------------------   -----------   -----------
Long-term payable to SOYO Taiwan                       $0           $0
-----------------------------------------------   -----------   -----------



Years Ended December 31,
---------------------------------   -----------   -----------   -----------
                                       2006          2005          2004
---------------------------------   -----------   -----------   -----------
Purchases from SOYO Taiwan              $0            $0            $0
---------------------------------   -----------   -----------   -----------
Payments to SOYO Taiwan                 $0            $0         $873,050
---------------------------------   -----------   -----------   -----------

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

10.4      SOYO Group Agreement with GE Capital, dated August 3, 2006

10.5 Form S-8 Registration Statement for the 2005 stock compensation plan file number 333-123155 filed on March 17, 2005

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

                                SOYO GROUP, INC.


Dated:  March 18, 2008            By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title:  President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 18, 2008          By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title: President, Chief Executive Officer and Director


Dated:  March 18, 2008          By  /s/ Nancy Chu
                                   ---------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and


Dated:  March 18, 2008          By  /s/ Chung Chin Keung
                                   ---------------------------------------------
                                   Name: Chung Chin Keung
                                   Title: Director


Dated:  March 18, 2008          By  /s/ Henry Song
                                   ---------------------------------------------
                                   Name: Henry Song
                                   Title: Director

Dated:  March 18, 2008          By  /s/ Jay Schranker
                                   ---------------------------------------------
                                   Name: Jay Schrankler
                                   Title: Director