Form 10-K
period 2007-12-31
SOYO GROUP INC
filed 2008-03-31
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission File Number 333-42036


                                SOYO GROUP, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

             Nevada                                             95-4502724
---------------------------------                         ----------------------
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

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No


     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2007 was $48,884,376, based on the closing bid price of $0.94 per share on March 28, 2007.

     As of March 31, 2008, there were 52,004,656 shares Outstanding.

     Documents Incorporated by Reference: None

                                SOYO GROUP, INC.
                                    FORM 10-K
                                      INDEX


                                     PART I
Item 1.          Business......................................................4
Item 1A.         Risk Factors.................................................14
Item 1B.         Unresolved Staff Comments....................................16
Item 2.          Properties...................................................16
Item 3.          Legal Proceedings............................................16
Item 4.          Submission of Matters to a Vote of Security Holders..........18

                                     PART II

Item 5.          Market for Registrant's Common Equity, Related Stockholder
                     Matters and Issuer Purchases of Equity Securities........18
Item 6.          Selected Financial Data......................................20
Item 7.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................21
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk...34
Item 8.          Financial Statements and Supplementary Data..................35
Item 9.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................59
Item 9A.         Controls and Procedures......................................60
Item 9B.         Other Information............................................85

                                    PART III

Item 10.         Directors, Executive Officers and Corporate Governance.......60
Item 11.         Executive Compensation.......................................62
Item 12.         Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters...............65
Item 13.         Certain Relationships, Related Transactions and Director
                     Independence.............................................66
Item 14.         Principal Accountant Fees and Services.......................66

                                     PART IV

Item 15.         Exhibits and Financial Statement Schedules...................67
                 Signatures...................................................69

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

On December 27, 2001, pursuant to a stock purchase agreement dated December 27, 2001, Kevin Halter Jr. purchased 6,027,000 shares of the Company's common stock from Deborah Duffy representing approximately 51% of the Company's issued and outstanding shares of common stock. Simultaneously with the purchase, the officers and directors of the Company, namely, Deborah Duffy, Rachel Braun and Peter C. Cullen, resigned and the following three persons were elected to replace them: Kevin Halter Jr., President and Director, Kevin B. Halter, Secretary, Treasurer and Director and Pam Halter, a Director.

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


                          Name                              Title
                -------------------------    -----------------------------------
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

SOYO Inc. was incorporated in Nevada on October 22, 1998.

Through 2004, the Company was a distributor of computer products, a substantial portion of which were manufactured in Taiwan and China. The Company offered a full line of designer motherboards and related peripherals for intensive multimedia applications, corporate alliances, telecommunications and specialty market requirements. The product line included basic bare bones PC motherboard systems, flash memory, small disk drives for corporate and mobile users, internal multimedia reader/writer and wireless networking solutions products for the small office and home office (SOHO) market segment.

In 2004, the Company expanded its product offerings into new and higher margin segments. The offerings were divided into three areas: Computer Components and Peripherals, Communications Equipment, and Consumer Electronics.

SOYO Group's products have always been sold through an extensive network of authorized distributors to resellers, and value-added resellers (VARs). SOYO's distribution network also includes product sales through major retailers to consumers throughout North America and Latin America.

PRODUCTS

SOYO, Inc. is the exclusive provider of all SOYO brands of products in the USA, Canada, and Latin America, and actively promotes the SOYO brands in these regions. SOYO, Inc.'s brands include Prive, SOYO, Honeywell and Le Vello. Other electronics products and brands are licensed, such as the Honeywell Brand of Consumer Electronics Products.


All of the products  available to SOYO customers  fall into the product  groups:
Consumer Electronics, Computer Peripherals and Communications.

Consumer Electronics Products

SOYO distributes products under the following brands:

SOYO:

The SOYO brand has been in use since SOYO's inception. The brand is designed as SOYO's mid-tier product line, the goal is a quality product at an affordable price. The SOYO Brand is the largest and most diverse brand the Company sells. Under this brand name, SOYO carries LCD TV's, LCD monitors, Bluetooth Headsets, Wall-Mounts and Portable Storage Devices. Products come in various series, as follows:

LCD TV's
--------
Onyx Series: 26", 32", 37", 42"
Dymond Series: 32", 42", 47"
Crystal Series: 32", 42", 47"

In 2007 SOYO's flat-panel, HD-Ready LCD TV's ranged in sizes from 20-inch at 640 x 480 resolution to 47-inch at 1920 x 1080 resolution. The products offer a wide range of inputs for connecting almost any device, and can even act as a display unit for a PC while incorporating advanced imaging technology. SOYO TV's also offer features such as three HDMI inputs, SRS audio surround sound, 3:2 pull down, progressive scan and a digital 3D comb filter that brings larger, clearer pictures. The Atlas LCD TV features two removable 10-watt speakers that deliver stereo surround sound.


LCD Monitors
------------
SOYO: 14.1" Wide, 15", 15.4" Wide
Citrine Series: 17", 17" Wide, 19", 19" Wide, 20.1" Wide, 22" Wide Emerald Series: 19"
Topaz Series: 24"S, 24"LC
Opal Series: 17"

SOYO Vista Certified Wide Screen LCD Monitors 17"W, 20", 22"W and 24"W

SOYO LCD Monitors incorporate TFT (Thin Film Transistor) display technology in a compact design that frees up desk space. Designed to provide a display solution for a wide variety of applications at the office, home or school, the SXGA (Super Extended Graphics Array) technology delivers text and images to assist in creating spreadsheets and reports, writing emails, preparing presentations, watching movies, playing games, or surfing the Internet.

Prive:

The Prive brand is comprised of a 26 inch LCD TV, a 32 inch LCD TV and a 24 inch LCD monitor and is positioned as SOYO's entry level price point brand. The 26 inch LCD TV's and 32 inch LCD TV's were first introduced in May 2007 and are available at Wal-Mart Canada stores. The 24 inch LCD monitor was introduced in October 2007 and is available at Fry's Electronics and Office Depot Canada stores.


Portable Storage
----------------

SlimEX 1.8" USB 2.0 20GB External Hard Drive (same hard drive as the hard drive in Apple's iPod) assembled in the USA

SlimEX 1.8" USB 2.0 40GB external Hard Drive (same hard drive as the hard drive in Apple's iPod) assembled in the USA

The SlimEx 20GB and 40GB USB 2.0 Hard Drives are designed for desktop and laptop users who need high capacity portable storage in an ultra-small package. Audio, video and picture files can be quickly displayed, copied or transported to any Computer with USB interface. Incorporating a 1.8-inch hard disk from Toshiba, the Slim Drives measure just 3.9" x 2.4" x 0.4" (LWH) and weigh only 2.85 oz. The Slim Drives fit easily into a pocket, purse or briefcase for convenient travel and leave a small footprint on the desktop. The drive is compatible with both PC and Macintosh operating systems. The SlimEx's USB 2.0 interface delivers fast transfer rates of up to 480Mbps and does not require any external power supplies or batteries.

Flash memory is a specialized type of memory component used to store user data and program codes. It retains such information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is also found in common consumer products, including MP3 music players, handheld voice recorders and digital answering machines. Portable flash memory has assumed many various forms over time. To address this growing product segment, SOYO currently offers a 12-in-1, 9-in-1 and 6-in-1 flash media reader / writer. With both internal and external system configurations available, these products allow for connectivity of multiple devices to computers and the ability to download digital photos, video, MP3 music or synchronize with handheld devices all at the same time. The multiple memory reader/writer slots can be used simultaneously. The systems are designed to be universally compatible with all CPU systems and external devices.

Bluetooth Products
------------------

SOYO's Wireless Bluetooth FreeStyler(TM) HS11 wireless Bluetooth Stereo Headphones (with up to 6 hours of use before recharging) offer a convenient way to listen to your favorite music player (iPod, MP3 Player, Radio, TV or similar device). The SOYO FreeStyler HS 11 comes with a Bluetooth wireless transmitter which syncs with the FreeStyler HS 11 Stereo Headphones or other Bluetooth receivers with just a touch of a button. The SOYO FreeStyler HS 11 also will sync to any Bluetooth equipped mobile phone or PDA. This function will also allow you to use the FreeStyler HS 11 as a wireless headset for your mobile phone or PDA at ranges up to 30 feet.

SOYO's FreeStyler(TM) 500 Bluetooth Headset offers up to 6 hours of talk time and up to 170 hours of standby time. It was SOYO's first mono headset and offered Bluetooth 1.2 technology. As the technology has matured the technology has gotten better. Some of the advances in the new Bluetooth 2.0 standard include clear sound, smaller more lightweight design and longer battery life.

SOYO FreeStyler(TM) 600 Mono Bluetooth Headset offers up to 8 hours of talk time, and up to 200 hours of standby time. It is the ideal accessory for hands free operation of your mobile phone or PDA. The FreeStyler 600 offers the latest Bluetooth 2.0 technology and offers a light weight design with a flexible ear hook making the FreeStyler 600 easy to adjust for maximum comfort.


The FreeStyler(TM) Bluetooth product line is available in stereo and single ear versions. Supported by Bluetooth 2.0 Technology, FreeStyler(TM) provides up to 10 meter operation (33 feet) range hands free, and its auto pairing and authentication function allows users to connect to their cellular phone and PDA wirelessly. With up to 6-8 hours of talk time and up to 200 hours standby time, the 120mA 3.7V rechargeable battery requires 1.5~2.0 hours charging time.


Dragon HD Accessories
---------------------

SOYO's UL Approved Dragon Wall Mounts come in Pro Series and Pro Series Slim. The Pro Series Pro 120 Wall Mounts hold 22"-37" TV and the Pro Series Pro 110
Wall Mounts hold a 37" to 60" TV. Both have a 0 to 15 degree tilt. The Pro Series Slim Pro 120 holds a 22" to 37" TV and the Pro Series Pro 110 Slim holds a 37" to 60" TV.


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

Le Vello

The Le Vello Brand of Designer Home Theatre Furniture was introduced in May 2007, and is a natural extension to SOYO's LCD TV business. Le Vello is a stylish and affordable complement to today's contemporary lifestyle, and comes in two series:

The Glasse Series is made with reinforced steel and fingerprint resistant tempered glass shelving. The Glasse Series comes in the following models: Axion, Nextor, Vesta and Prelude. The Axion is the top of the line product which offers striking, architectural lines and the appearance of shelves that "float". The Nextor offer the ultimate in form and function featuring frosted temper glass shelving. The Vesta utilizes an "open air" design to maximize air flow. The Prelude is an introduction to style, elegance, and quality. This unit offers Frosted glass shelving and a very sturdy steel construction.

The Woodideas Series is made of wood (MDF) and tempered Glass shelving. The Woodideas Series comes in the following models: Titans, Selene, Urbano and Costar. The Titans series is available in piano-black finish or a high gloss dark Mahogany. The Selene series is available in piano black or matte silver.

The Urbano series which holds up to a 50 inch TV offers a two tone finish in silver and black. The Costar series is available in both black or matte silver.

Honeywell

SOYO introduced the Honeywell Brand of Consumer Electronics in 2007 as SOYO's Top Tier Brand. The product line was created to compete with Tier One Brands like Sony, Samsung, and Sharp. The products are feature rich and offered at competitive prices. Through a licensing agreement with Honeywell International Inc., SOYO has the ability to produce many types of consumer electronics products, but have elected to start the product offering with their core competencies; listed as follows:

Honeywell SecuraDrive(TM) 1.8 inch Hard Drives
----------------------------------------------

Announced in October 2007, the Honeywell SecuraDrive(TM) USB 1.8 inch Hard Drives are currently available in 80GB and, 120 GB capacities, with a 160 GB capacity available in early 2008. The SecuraDrives(TM) products are compatible with all PC computers and utilize the Samsung SpinPoint N2 line of 1.8 inch hard drives, which feature an 8 MB buffer, 4200 RPM, and up to 1500G of non-operational linear shock. The SecuraDrive's(TM) metal alloy casing dissipates heat and adds additional shock resistance. The major feature of this product line is the security of data via password protection technology allowing the user to allocate part or all of the hard drive to be protected by the user's own private password, which secures data in the event that the SecuraDrive(TM) is lost or stolen. The drive is a perfect solution for storing sensitive or private data, backing-up your Laptop or desktop, storing MP3 music files, videos files and photos.

Honeywell Arius(TM) LCD Monitors
--------------------------------

Announced in December 2007, the 19 inch and 22 inch models will be available for sale at the end of the first quarter of 2008. The Honeywell Arius(TM) LCD Monitors ultimately will be available in 19, 22 and 24 inches. SOYO created a unique design for the monitors. The design is full function, meaning that it features four ranges of motion: tilt, swivel, rotate and height adjustment, instead of the standard one or two ranges of motion. The monitors can also swivel left to right 180 degrees and rotate counter-clockwise 90 degrees. This design is exclusive to the Honeywell LCD Arius(TM) Monitors. These monitors are designed to compete with Samsung, Dell, and Gateway.

The 24 inch wide LCD Monitor features three USB ports as well as a built-in 1.3 mega pixel webcam and built-in microphone. It also features a 2ms response time, 500 nits brightness, 1,000:1 contrast ratio and a native resolution of 1920 x 1200 at 60 Hz.

The 22 inch wide LCD Monitor features three USB ports as well as a built-in 1.3 mega pixel webcam and built-in microphone. The monitor also features a 2ms response time, 300 nits brightness, 700:1 contrast ratio and a native resolution of 1680 x 1050 at 60 Hz.

The 19 inch wide LCD Monitor features four USB ports, a 2ms response time, 300 nits brightness, 500:1 contrast ratio and native resolution of 1440 x 900 at 60 Hz.

Honeywell Airlite(TM) Bluetooth Headsets
----------------------------------------

The Honeywell Airlite(TM) 700 Bluetooth Headset features Bluetooth 2.0+EDR technology Enhanced Data Rate (EDR) technology, with crystal clear communications for quality and reliability. Weighing only nine grams (.32 oz), the Honeywell Airlite(TM) 700 Bluetooth Headset has a lightweight, stylish design and features up to seven hours of talk time and up to 200 hours of standby time. The Bluetooth Headset can be worn on either the left ear or right ear and comes with two ear hooks and three sizes of soft ear caps to ensure the most comfortable fit. Additionally, the Honeywell Airlite(TM) 700 Bluetooth Headset features a multi-function button, which allows for easy one-touch control to answer calls and end calls as well as a flashing LED light to alert the user when to charge the device's battery.

Honeywell Altura(TM) LCD HDTV's
-------------------------------

In 2008, SOYO will release the line of Honeywell Altura(TM) LCD full 1080P HDTV's in 57, 65, 70 and 82 inch models. The Altura(TM) Series will have multiple HDMI inputs, 1080P, and will be designed to compete with Sony, Samsung and Sharp with similar technology and a better price tag.

The Honeywell line of Altura(TM) LCD HDTV's include the following features:

-High definition native resolution 1920x1080 with response times of 4ms (57 inch and 65 inch) and 3ms (70 inch) for crystal clear images and crystal clear action viewing.

-SRS(R) TruBass and TruSurround, Dolby Digital ProLogicII(R) Sound and MTS/SAP, AV Stereo.

-Connector options including: Three HDMI inputs, One VGA, One S-Video input, Two Component Inputs, One Composite Input, One Audio Stereo Input, One SPDIF Optical Input, One Audio Input (RCA), One Audio Output (RCA), and One set of 5.1 Audio Output.

-Menu available in eight languages: English, Spanish, French, Italian, German, Greek, Portuguese and Dutch

-Universal Remote compatible with most DVRs, DVD players, BluRay/HD DVD Players and VCRs

- Dynamic Contrast Ratio of 120,000:1

-V-Chip for Parental Control

-Connector Reference Guide depicting how to choose the best possible connection of your other components such as DVD Players, Digital Video Recorder, and Home Theater system with the Honeywell Line of Altura(TM) LCD HDTV's.

-Included with the Honeywell Altura series of TV's will be one Honeywell HDMI Cable.

-Five Year Limited Warranty

PRODUCTION

SOYO Group does not produce the components that it distributes. Approximately 95% of SOYO Group, Inc.'s products are supplied by companies located in Taiwan and China. As of December 31, 2007, the Company purchased 63% of the products it sells from its top 3 suppliers. No one supplier produced more than 31% of the products distributed and sold by the Company.

TRANSPORTATION AND DISTRIBUTION

The Company is involved with the design and function of the products it sells. SOYO uses contract manufacturers to produce it's products in Taiwan, China and Mexico. The majority of SOYO products originate in the Far East (Taiwan and China) SOYO sell it products thru an authorized network of distributors and retailers primarily across North and Latin America. Products are bulk shipped via sea cargo carriers to US ports, cleared through customs and are freighted in to SOYO distribution centers to be ultimately sent on to SOYO's Authorized network of distributors and retailers.

The process usually takes 6 to 8 weeks. Any deviation from this planned routine will typically increase product costs. Deviations from the normal course of transit such as dock worker strikes, increases in fuel costs, expedited delivery times, customs delays, shipment damage, lost cargo and other unforeseen issues can result in unsatisfied customers.

As all product transportation and movement activities are dependent on fuel, this commodity has significantly affected the costs of SOYO's goods from origination through to final destination and continuing with shipping on returned goods. It is unlikely that any further short run increase in fuel prices can be passed along to consumers. The continued long term increases in fuel costs have begun to be passed along to SOYO's customers in the form of increased prices effective December 1, 2007.

MARKETING

In 2007 SOYO increased the marketing staff by adding an internal web master, one additional part time Graphic Designer, and a full time Investor relations and PR specialist to the team. The marketing team achieved several goal in 2007 by improving product packaging, creating new product packages, launching of SOYO's new web site, the creation of mini sites, the design and launch of the Honeywel lCE web site, the creation and launch of the Prive brand, the creation and launch of the Le Vello Brand, and the creation and launch of the Honeywell Brand. Additionally the Company increased communication with share holders via share holder letters, relevant Press Releases, and quarterly share holder conference calls.

In terms of pure marketing SOYO took a more viral approach, by partnering with LG Sports Marketing to sponsor a team of Mixed Martial Artists (MMA). This sport has risen to be one of the fast growing sports in the USA. Through that sponsorship SOYO had 39 fights and received over 350 minutes of exposure on network television. These networks include ION, HBO, Spike TV and others at a cost of under $550 per minute or air time. These fights continue to air as reruns and SOYO sponsored fighters can be seen in several MMA magazines and DVD related to the sport.

In 2007,  SOYO  continued  in-content  advertising  by way of Mixed Martial Arts
(MMA) to target the male 18-34 demographic. Mixed Martial Arts has continued its rapid growth into mainstream sports in North and Latin America as well as Canada, and had television ratings that outranked the first game of the World Series, the Lakers playoff game five and the NASCAR Busch Series. The MMA fan base falls well within one of SOYO's target demographics and responds positively to brand promotions.

SOYO sponsored a team of up-and-coming fighters and some professional fighters who participated in a total of 39 fights in 2007, ranging from UFC fights, Bodog fights, WEC fights, IFL fights and smaller private fights. SOYO fighters wore SOYO's logo on their shorts, sweatpants, sweatshirts and t-shirts. The SOYO logo received over 350 minutes of airtime on channels such as Showtime, Spike TV, Mark Cuban's HDNet and the Versus Channel as well as MMA magazines, DVD's and websites.

These actions marked a substantial change in SOYO's role with respect to marketing and brand promotion, yet is in line with the new strategic direction of building stronger brand recognition and building the quality of the SOYO product portfolio. SOYO intends to build on these early promotional experiences in the years to come and create a name and product line that can compete effectively at a higher level in the competitive hierarchy.

Other advertising outlets that SOYO will use to reach the consumer side include the internet, periodicals and other sports related advertising. On the resale side, the internet, trade journals, and trade show attendance will be utilized to promote the brand and acquire key industry contacts.

SOYO currently also engages in some trade show activity. The largest of these events is the Consumer Electronics Show (CES). Some others include the Custom Electronics Design and Installation Association (CEDIA) show (www.cedia.net) and Retail Vision (www.retailvision.com).

SALES

In February 2007 Harvey Schneider was promoted to Director of Sales. Under Mr. Schneider's direction and support from upper management the SOYO sales team evaluated the current customer base and eliminated those customers which were not profitable for SOYO. Additionally, SOYO, Inc. has established a network of sales offices to service its customers' needs, from prompt order processing to after-sales customer care. SOYO, Inc.'s primary markets are North America and Latin America.

In 2007 SOYO, Inc.'s principal sales strategy targets three main markets: (1) end-user consumers; (2) small business users; and (3) small office / home users or SOHO's. To reach target customers, SOYO sells its products through a wide range of sales channels including national and regional distributors, such as DBL and BDI Laguna, along with distributors that specialize in promoting our products to resellers, e-tailers, system builders and other small retailers. To reach end-user consumers and small business users, SOYO partners with electronic chains, retail stores, and ecommerce resellers throughout the continental U.S.A. and Canada. Our Sales team met many goals and challenges in 2007 including expansion into Canada and Mexico. In 2007 we added one national retailer (Office
Max) to our customer base, and increased the number of regional retailers by adding Fry's Electronics, HHGregg and American TV and Appliance as resellers of the SOYO brands of products.

For the Latin American market, system builders and value-added resellers (VAR) are the primary targets. To reach these customers, SOYO Inc. uses an extensive network of international, national and regional distributors. SOYO added service centers in Latin America in 2007 to add additional support to the reseller base of customers. SOYO has a sales offices in Sao Paolo, Brazil, to better service our Latin America customers in both Brazil and Argentina. As of December 31, 2007, approximately 10% of the SOYO sales and revenues were generated from the Latin American market.

Within the three segments that SOYO distributes product in, namely, communications, consumer electronics and computer peripherals, both B2B (business to business) marketing tactics (such as computer motherboards) and B2C (business to consumer) marketing tactics (such as LCD TV's) are required. In the past, product promotion was primarily done at the retailer level and not at SOYO's level. Typically, big box retailers will hold back some of the product price to cover these marketing costs at their level. This is commonly referred to as Market Development Funding (MDF) or Marketing Cooperation Fees (COOP). SOYO decided to eliminate this practice and move to a net, net pricing model. As a result, there is less ambiguity regarding receivables and amounts to be paid by customers, resulting in more definitive cash flows.

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

The following table shows all customers that accounted for more than 10% of Company sales in a given year:

     Year end      Key Customer               Revenues        % of Net Revenue
      2007      Wal Mart Canada            $  15,752,660             14.2%
      2007      Office Max                 $  13,560,291             12.3%
      2006      Not applicable             $     --                   --
      2005      E23                        $  13,552,324             35%
      2004      SYX Distribution, Inc.     $   8,591,711             26%
                a.k.a. Tiger Direct
      2003      SYX Distribution, Inc.     $   9,943,855             32%
                a.k.a. Tiger Direct

SUPPLIERS

SOYO Group does not produce the components that it distributes. Approximately 95% of SOYO Group, Inc.'s products are supplied by companies located in Taiwan and China. As of December 31, 2007, the Company purchased 63% of the products it sells from its top 3 suppliers. No one supplier produced more than 31%of the products distributed and sold by the Company.

In continuing efforts to work with and leverage its supply base, SOYO entered into an agreement with GE Capital in 2006 whereby GE guarantees payment to GE approved vendors thereby facilitating larger orders, decreasing risk and allowing SOYO to seamlessly finance these transactions. That agreement was discontinued in 2007 when the Company entered into a banking relationship with UCB of California. As collateral for the loan, the Company agreed to give UCB a first lien on Company assets. As a result, GE Capital was no longer willing to guarantee payments to vendors. As of December 31, 2007, all payments to vendors are made using the Company's cash flow, or borrowed from UCB under the asset based credit line.

REGULATIONS

SOYO Group, Inc. is subject, to various laws and regulations administered by various state, local and international government bodies relating to the operation of its distribution facilities. SOYO Group, Inc. believes that it is in compliance with all governmental laws and regulations related to its products and facilities, and it does not expect to make any material expenditure in 2008 with respect to compliance with any such regulations.

COMPETITION

With the wide range of product offerings, SOYO, Inc. competes with a large number of small and well-established companies that produce and distribute products in all categories.

SOYO competes with many companies that import, distribute and act as OEM's. However, there are few companies that follow SOYO's business model and methods. Overall most of the companies acting as OEM's spend significantly on R&D whereas SOYO relies upon its industry knowledge and relationships with suppliers for such services. SOYO's primary competitors by product line are:

Bluetooth Wireless Headsets:
Among those that SOYO competes with directly in the retail market are competitors such as Motorola, Jabra, Plantronics and some private label products from the various mobile phone companies. Additionally there are several other competitor who are lesser know or have less market share such as Nokia, Sony, LG, Samsung, Blue Ant and jawbone.

USB External Storage:
SOYO has only a few competitors in this category. Retailers who compete in this space are SmartDisk, La Cie and Apricom with market share and a few additional competitors with online presence.

LCD Monitors:
Among those that SOYO competes with directly in the retail marketplace in this category are majors such as HP, Dell, ViewSonic, LG, Samsung, NEC, and Acer most of these competitors are available at big box retailers. In addition there are several other competitors who sell trough Distributors and on-line.

LCD HDTV's:
Among those that the SOYO Brands competes with directly in the retail marketplace in this category are majors such as Samsung, Sharp, Sony, Vizio, Olevia, Westinghouse, Toshiba, JVC, Mitsubishi, and Panasonic. Additionally there are a total of 87 brands with some kind of market share in this hot product category.

Among those that SOYO competes with directly in the marketplace in the consumer electronics industry the primary product offering common among this group is LCD TV's which account for a substantial portion of SOYO sales. Most of the competition in this product line pivots around price point in TV's under $3000 and brand identity at price points above $3000 and to a lesser extent, features. Secondary product offerings such as furniture, Mounts and Accessories are substantially less competitive and offer the opportunity for product differentiation and better margins.

Some computer component competitors include Dell, Hewlett-Packard, Gateway, and ViewSonic, which compete in multiple product categories including the motherboard and computer monitors. Unlike LCD TV's however, computer monitors offer more favorable margins. Some other computer component competitors include Abit, Asus, Gigabyte, MSI, and SimpleTech which compete in the other product categories.

EMPLOYEES

As of March  31,  2008,  the  Company  employed  forty  two (42)  people  at its
headquarters   in  Ontario,   California.   The  Company  also  employs  outside
consultants as needed to meet business objectives.

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

Our revenues and profit margins are based on our ability to supply substantial amounts of inventory to our customers at a very rapid pace. If we are unable to obtain sufficient inventory from our distributors, our customers will be affected, which could harm our long term ability to sell products through those sales channels. As the Company sales have increased by 48% in 2006, and then 95% in 2007, financing our growth has become more challenging. The Company is currently negotiating a large credit expansion, but has not yet come to an agreement on terms.

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

SOYO Group does not produce the components that it distributes. Approximately 95% of SOYO Group, Inc.'s products are supplied by companies located in Taiwan and China. As of December 31, 2007, the Company purchased 63% of the products it sells from its top 3 suppliers. No one supplier produced more than 31%of the products distributed and sold by the Company.

Increases in cost or disruption of supply could harm our business.

Our business and profitability is reliant on our ability to order and obtain product within specified timelines. Any shortages of materials, such as LCD panels, could affect our ability to obtain merchandise and harm our business.

Increases in the cost of energy could affect our profitability.

We were adversely affected in 2007 by the skyrocketing price of fuel, which led to higher freight costs. If the price of shipping merchandise continues to climb, it will affect our future profitability.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

From time to time, we have been party to several different legal proceedings, which are described in Item 2 of this report. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves as required. These assessments and estimates are based on the information available to management at the time and involve management's best judgment. It is possible that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. In addition, new or adverse developments in existing litigation claims or legal proceedings involving our Company could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts significantly in excess of current reserves, which could adversely affect our financial results for future periods.


As of December 31, 2007, there were no proceedings pending against the Company, except a counter suit where the Company initiated legal proceedings against a former supplier.

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

We have established and publicly  announced certain long-term growth objectives.
These objectives were based on our evaluation of our growth prospects, which are generally based on volume and sales potential of many product types, and on an assessment of potential level or mix of product sales. There can be no assurance that we will achieve the required volume or revenue growth or mix of products necessary to achieve our growth objectives.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

The Company's corporate  headquarter is located at 1420 S. Vintage Ave. Ontario,
California, 91761. The property is under a lease agreement expiring November 30,
2008 with terms and conditions as stipulated below:
                                                             Lease          Lease           Area
              Facility                 Address             Inception      Expiration        ----
              --------                 -------             ---------      ----------
       Office and warehouse    1420 S. Vintage Ave.        09/01/2003     11/30/2008     42,723 sq.
                               Ontario, CA                                                   ft.

Rent Schedule:

                  Start Date                        End Date                Base Rent (NNN)
                  ----------                        --------                ---------------
               October 1, 2004                 February 28, 2006              $ 16,869.84
                March 1, 2006                  November 30, 2008              $ 17,724.30


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

On November 11, 2007, the Company filed a lawsuit against MDG Computers Canada, Inc. in the Ontario Superior Court of Justice in Canada. The Company alleges claims for trademark infringement, passing off and false designation related to the sales of televisions by MDG Computers Canada, Inc. bearing the Company's trademarks. On December 18, 2007, MDG Computers Canada, Inc. filed an answer to the complaint. The Company shall continue to vigorously pursue its claims against MDG Computers Canada, Inc. No trial date has been set.

On June 30, 2006, a lawsuit was filed in the United States District Court, Central District of California, Eastern Division, entitled Robert Lewis, Jr. v. Soyo Group, Inc., et al., Case No. EDCV 06-699 VAP (JWJx). The case sought class action status and alleged failures to timely pay rebates to purchasers of Soyo products allegedly in violation of unfair competition laws, the California Consumer Legal Remedies Act and contracts with purchasers. The plaintiff sought disgorgement of all amounts obtained by the Company as a result of the alleged misconduct, plus actual damages, punitive damages and attorneys' fees and costs. The Company agreed to settle the matter, the court approved the settlement, and the Company's final settlement payment is due on April 2, 2008.

On May 22, 2006, the Company received notice of an investigation by the Attorney General of the State of California (the "AG") regarding the Company's alleged failures to timely pay rebates to purchasers of Soyo products. The Company cooperated with the investigation and agreed to the terms of a stipulation for entry of final judgment and permanent injunction (the "Injunction") relating to the Company's administration of rebate claims. On March 7, 2007, the Injunction was filed by the AG and entered by the Superior Court of California, County of San Diego in the action entitled People of the State of California v. Soyo Group, Inc., et al., Case No. GIC 8813770.

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

All amounts paid by the Company in 2007 and 2006 in regard to legal proceedings are recorded as general and adminstrative expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2007, there were no matters submitted to the shareholders for approval.


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

                                                               Price Range
                                                               -----------
                                                           High            Low
                                                           ----            ---
              Fiscal Year Ended December 31, 2006
                  First Quarter                           $ 0.74         $ 0.50
                  Second Quarter                            0.62           0.31
                  Third Quarter                             0.40           0.28
                  Fourth Quarter                            0.40           0.27

              Fiscal Year Ended December 31, 2007
                  First Quarter                           $0.60          $0.28
                  Second Quarter                           0.62           0.31
                  Third Quarter                            0.98           0.40
                  Fourth Quarter                           1.80           0.90

(b) Shareholders

The Company's common shares are issued in registered form. Securities Transfer Corporation, Dallas, Texas, is the registrar and transfer agent for the Company's common stock. As of December 31, 2007 there were 52,004,656 shares of the Company's common stock outstanding and the Company had over 1100 shareholders of record.

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

During 2007 we declared no dividends on the Class B Preferred Stock outstanding. The dividends recognized and booked in 2007 were the accreted dividends resulting from the valuation of the Series B Preferred Stock at issuance. See "Recent Sales of Unregistered Securities." for more information.

(d) Penny Stock

Until the Company's shares qualify for inclusion in the NASDAQ system or on another exchange, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board or the Pink Sheets. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

(e) Recent Sales of Unregistered Securities

During the calendar year 2007, the Company issued an aggregate of 2,979,145 shares of its common stock to various entities for various reasons.

During the year, 40,000 unregistered shares were issued to our two new directors, Henry Song and Jay Schrankler upon their joining the Company's Board of Directors.

Through the year, an additional 764,645 unregistered shares were issued to consultants, contractors and vendors for services performed on the Company's behalf.

During the fourth quarter, 674,500 shares were issued to employees who exercised stock options granted to them in 2007. All of the options exercised were issued with a strike price of $.35.

During December 2007, 1,500,000 unregistered shares were issued to the Company's quality control team located in Asia.

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

During 2007, 674,500 of the options granted in 2007 were exercised.  None of the options  granted  in 2005 have been  exercised.  As of  December  31,  2007,  17 individuals who had been granted options in 2005 had left the Company, resulting in the forfeiture of 552,000 of the 2005 options.  Furthermore,  six individuals who were granted options in 2007 had left the Company. Those six individuals had exercised  58,000  options,  but forfeited  30,000 options  granted in 2005, and
262,000  options  granted in 2007 upon leaving the  Company.  As of December 31,
2007,  646,000  options  issued  in 2005  were  vested  but not  exercised,  and
1,320,000 options issued in 2007 were vested but not exercised.


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is presented as of and for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Selected Consolidated Statements of Operations Data:

                                                         Year Ended December 31

                                    2007            2006           2005            2004            2003
                                    ----            ----           ----            ----            ----

Net revenue                   110,922,809       $56,758,688    $38,263,032    $32,426,414     $31,034,239
Income (loss) from              4,477,878         1,519,271        514,290     (3,913,683)       (980,347)
operations
Net income (loss)
attributable to common          3,047,353           252,182       (633,443)    (4,143,978)       (984,588)
shareholders
Net income (loss) per               $0.07            $0.01          ($0.01)        ($0.10)         ($0.02)
common share-basic



Selected Consolidated Balance Sheet Data:

                                                                  December 31
                                       2007           2006           2005           2004           2003
                                       ----           ----           ----           ----           ----

Total assets                       51,967,330     $26,592,239    $16,907,390    $7,500,437      $12,729,453
Long-term payable to Soyo
     Taiwan                                 -               -              -             -       12,000,000
Shareholders' Equity (Deficit)      8,127,600       2,522,564      1,477,703    (4,057,028)     (12,136,783)
Cash dividends declared per
     common share                         N/A             N/A            N/A           N/A              N/A


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Background and Overview:

Incorporated in Nevada on October 22, 1998, SOYO Group, Inc. is a distributor of consumer electronics, communications and computer parts. A substantial portion of the products are manufactured in Taiwan and China. Through SOYO Group, Inc. the Company offers a line of LCD televisions and computer monitors, wireless headset devices, motherboards and related peripherals for intensive multimedia applications. The product line also includes Bare Bone systems, flash memory as well as small hard disk drives for corporate and mobile users.

SOYO Group's products are sold through an extensive network of authorized distributors to resellers, system integrators, value-added resellers (VARs).
These products are also sold through major retailers, distributors and e-tailers to the consumers throughout North America and Latin America.

The Company sells to distributors, retailers and directly to consumers. Revenues through such distribution channels for each of the three years ended December
31, 2007, 2006 and 2005 are summarized as follows:

                                                  Year Ended December 31
                             2007             %            2006            %           2005            %
                             ----             -            ----            -           ----            -
Revenues
  Distributors          $   55,609,498      50.1      $35,510,804        62.6      $22,312,488       58.3
  Retailers                 46,706,227      42.1       15,187,152        26.8       15,742,332       41.2
  Others                     8,607,085       7.8        6,060,732        10.6          208,212        0.5

Total                   $  110,922,809     100.0      $56,758,688       100.0      $38,263,032      100.0

During the year ended December 31, 2007, two customers accounted for more than 10 % of sales. Wal Mart Canada purchased $15,752,660 of goods from the Company, equal to 14.2% of total revenues, and Office Max purchased $13,560,291 of goods, equal to 12.3% of total revenues.

During the year ended December 31, 2006, the Company had no customers that accounted for more than 10% of revenues.

During the year ended December 31, 2005, the Company had one customer (E23) that accounted for revenues of $13,552,324, equivalent to 35% of net revenues.

Revenues by geographic segment are summarized as follows:
                                                             Year Ended December 31
                                         2007          %         2006          %         2005          %
                                         ----          -         ----          -         ----          -
Revenues
  United States                        79,412,207    71.5    $42,628,547     75.2    $20,686,944     54.1
  Other N. America                     17,297,999    15.6      2,472,209      4.4        983,606      2.6
  Central and South America            10,054,602     9.1     10,253,665     18.0      2,993,532      7.8
  Hong Kong                             2,862,564     2.6        139,490      0.2     13,598,950     35.4
  Other locations                       1,295,437     1.2      1,264,777      2.2            N/A      N/A
Total                                1 10,922,809   100.0    $56,758,688    100.0    $38,263,032    100.0

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

Revenues by product line are summarized as follows:


                                                             Year Ended December 31
                                         2007          %         2006          %         2005          %
                                         ----          -         ----          -         ----          -

Revenues
  Consumer electronics                 53,786,883    48.5    $27,543,873     48.5    $18,739,719     49.0
  Computer parts and                   56,830,322    51.3     29,204,792     51.5     18,906,367     49.4
       peripherals
  Furniture                               249,803     0.2
  Voice and communication                  55,801                 10,023      --         616,946      1.6
Total                                 110,922,809    100.0   $56,758,688     100.0   $38,263,032    100.0


On December 31, 2007, all of the assets of the VoIP division were sold to 247MGI, a Florida company.

Financial Outlook:

In 2007, the Company earned $3,315,544 or $.06 per share before dividends on preferred stock. The large increase in top line revenues and profits was due to our new sales team opening up sales channels to big box retailers in the United States, and opening up the Canadian market.

In 2006, the Company earned $468,670 or $0.01 per share before dividends on preferred stock, The large increases in sales of LCD televisions and LCD monitors were primarily responsible for the large increase in net revenues.

In 2005, the Company earned $540,310 or $0.01 cents per share, before preferred dividends, after revamping its core product offerings. The Company no longer sold products purchased from SOYO Taiwan, and instead focused on consumer electronics, notably LCD televisions and computer monitors.

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

In March 2007, the Company announced that it had secured a $12 MM Asset Based Credit Facility from a California bank to provide funding for future growth. The agreement stated that UCB would provide SOYO with a revolving financing facility of up to $12 million to finance working capital, letters of credit or other capital needs. The maximum amount of the facility to be extended at any point in time based on the Company's accounts receivable and inventory, which would serve as collateral for the loan.

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. The maximum loan balance was increased in December 2007 to $17 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged during both increases. For reporting purposes, the loan has been segregated from other payables and reported as a separate line item. At December 31, 2007, the balance of the loan due to UCB was $16,863,909.

In June 2007, UCB offered to provide the Company with an alternative source of financing- Purchase Order financing. This line differed from all other forms of financing in that the bank was offering to advance funds against our customers specific purchase orders, provided the customer met the bank's stringent credit requirements. The end result is that the Company can use this credit line only by obtaining purchase orders from large customers before ordering the merchandise. The funds would then be advanced to the manufacturer after product was shipped, and once the product was delivered to the customer, and the status of the order was changed from a purchase order to a receivable, the loan would have to be paid back, or the balance transferred to the asset based credit line. The Company began buying merchandise under the Purchase Order financing line in June 2007. As of December 30, 2007, the amount SOYO owed to UCB was $10,960,581.

The Company continues to work towards expanding its current credit facilities and purchasing power. Net revenues have increased by 48% and then 95% in the last two fiscal years, but the Company has had difficulty in financing its inventory purchases. If the demand for the Company's products continue to increase at current levels, the Company will need to expand its credit facilities or may not be able to fund future growth.

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

Vendor Programs:

Funds received from vendors for price protection, product rebates, marketing and training, product returns and promotion programs are generally recorded as adjustments to product costs, revenue or sales and marketing expenses according to the nature of the program. In 2007, the Company booked price protection, co-op marketing fees and sales incentives as expenses under these programs.

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

Income Taxes:

Through 2006, the Company recorded a valuation allowance to reduce the carrying amount of its deferred tax assets to zero. In 2007, management reevaluated the policy of using a valuation allowance to reduce the carrying amount of its deferred tax assets to zero. Based on a review of FASB 109, the Company's profitability in 2007, the reduction of the Company's net loss carryforwards and the Company's internal estimates of revenues and profitability in 2008, management believes that the benefit contained in carrying deferred tax assets on the Company's books are more likely than not to be realized in future periods. As a result, the Company believes that a change in accounting policy is warranted. For more information, see the footnotes to the financial statements.

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

Stock Based Compensation

Effective January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2007, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is three years.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the year's ended December 31, 2007 and 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

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

Results of Operations:

Years Ended December 31, 2007 and 2006-

Net Revenues. Net revenues increased by $54,164,121 or 95.4% to $110,922,809 in 2007 as compared to $56,758,688 in 2006. The large increase in net revenues was primarily attributable to the strong sales of LCD TVs and LCD monitors, as well as the success of our sales force in opening new markets and developing new business opportunities New customers that purchased products from the Company in 2007 that had never before purchased products from the Company included Office Max, HH Gregg, Rex Radio and Appliance, and Fry's Electronics. Additionally, the

Company launched the Prive brand of consumer electronics in Canada in 2007, sold exclusively through Wal Mart Canada. Sales of the Prive brand totaled $9,679,647 in 2007.

During the years ended December 31, 2007 and 2006, the Company offered price protection to certain customers under specific programs aggregating $245,150 and $70,119 respectively, which reduced net revenues and accounts receivable accordingly.

Gross Margin. Gross margin was $14,421,335 or 13.0% in 2007, as compared to $9,224,439 or 16.3% in 2006. Gross margin increased in dollar terms, but decreased as a percentage of sales in 2007, as the Company's sold more of lower margin products than anticipated. The Company has a broad product mix including LCD televisions and monitors, Bluetooth devices, furniture and other computer parts. The lowest margin products are the LCD televisions and monitors. Although the Company expects to always sell more of these products than any other products, the Company expects the blended margin of all products sold to be 15% at the end of the year. During 2007, the Company met its sales goals for the ancillary products, but oversold its forecasts for the televisions and monitors by approximately 40%. This was due to high demand for products from Office Max and Wal Mart Canada. As a result, the Company's margin narrowed on the increased volume above forecasted levels.

Sales and Marketing Expenses. Sales and marketing expenses increased by $400,567 or 35.0 %, to $1,544,042 in 2007, as compared to $1,143,475 in 2006. There was essentially one reason for the increase. The Company hired and paid outside sales reps during the year to assist the sales department in opening new accounts. The program was successful, as the outside reps were primarily responsible for the Company obtaining several different new customers and growing sales 95% year over year.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased  by  $2,311,400  or 41.2 %, to  $7,922,210  in 2007,  as  compared  to
$5,610,810 in 2006. There were several reasons for the increase.

The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective method. As a result, the Company recognized stock-based compensation of $506,222 for the issuance of employee stock options in 2006. The Company issued additional stock options to employees in February 2007. As a result, the charge against earnings for employee stock options was $1,106,757, and increase of over $600,000 from the prior year. Additionally, the Company recognized over $1,100,000 of expenses from share based compensation to directors and consultants.

During 2007, the Company incurred a non cash expense of $421,555 related to stock options issued to consultants. There was no such expense in 2006.

During the year, the Company paid $383,000 to Honeywell International Inc. as prepayments for royalties to be paid on sales of Honeywell branded products. There were no payments to Honeywell International Inc. in 2006.

During 2007, the Company paid over $200,000 for sponsorship and marketing relating to its MMA advertising. There were no payments made for that type of marketing in 2006.

Provision for Doubtful Accounts. The provision for doubtful accounts was decreased to $385,387 in 2007, as compared to $907,065 in 2006. When the Company was prepared to sign the agreement for the $12 million finance line in 2006, it reexamined all receivables and wrote off all balances over 90 days, and wrote down to present value all balances over 90 days that were making monthly payments. This resulted in a large write off taken in the fourth quarter of 2006. As a result, any balances with even a small question about collectivity were written off. Because of this aggressive stance in 2006, the Company entered 2007 with no bad debts or questionable accounts of any kind. Even though sales were up almost 95% in 2007 over 2006, the quality of the customers the Company extended credit to was significantly better, resulting in fewer delayed payments and much smaller write offs.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $91,818 in 2007 as compared to $43,818 in 2006.

Income (Loss) from Operations. The income from operations was $4,477,878 for the year ended December 31, 2007, as compared to income from operations of $1,519,271 for the year ended December 31, 2006.

Interest Expense. Interest expense increased to $1,364,059 in 2007, as compared to $901,900 in 2006. The increase is due to the Company's increased financing costs from its asset based credit facility and purchase order facility. As the Company's revenues increased, the Company was forced to keep more inventory on hand as well as borrow more to finance larger production runs. Those facts led to a corresponding increase in interest expense.

Interest Income. Interest income was $85,144 as compared to $10,561 in 2006. The increase was due to the Company's increased cash flow throughout the year. Any cash balances are swept daily into an interest bearing overnight account.

Other Income (Expense). Other income/miscellaneous revenue (expense) was a loss of $247,419 as compared to a loss of $106,262 in 2006. This is primarily due to a loss of $159,714 on the sale of the VoIP division. The Company did not expect to recognize a loss on the sale, but after marking the investment in 247MGI down by 50% (see footnote 4 to the accompanying financial statements), a loss was recognized.

Income Tax Expense. The Company calculated its current income tax expense at $839,000, as compared to $53,000 for 2006. The Company has used up all of its state net operating loss carryforwards and most of its federal net income loss carryforwards. For more information see note 10 to the accompanying financial statements.

Deferred Income Tax Benefit: The Company recognized a deferred income tax benefit of $1,203,000 in 2007 resulting from various temporary timing differences in book vs. tax accounting. There was no deferred income tax benefit
(loss) in 2006.

Net Income/Loss. The net income before preferred dividends was $3,315,544 in 2007 as compared to $468,670 for the year ended December 31, 2006. The reasons for the turnaround are discussed in detail in the above paragraphs.

Preferred Stock Dividends. Accreted and deemed preferred stock dividends were $268,191 in 2007 as compared to $216,488 in 2006.

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

Sales and Marketing Expenses. Sales and marketing expenses increased by $232,436 or 25.5 %, to $1,143,475 in 2006, as compared to $911,039 in 2005. The increase was entirely due to payments to outside sales reps during the year. The Company began to employ outside sales reps to assist in obtaining new clients.
The program was successful, as the outside reps were primarily responsible for the Company obtaining Staples, Home Depot and other big box retailers as customers.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased  by  $1,951,472  or 53.3 %, to  $5,610,810  in 2005,  as  compared  to
$3,659,338 in 2005. There were several reasons for the increase.

The biggest factor in the increased G&A costs was the Company's mandatory implementation of SFAS No. 123(R). In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The cost will be based on the fair value of the equity or liability instruments issued and recognized over the respective vesting period of the stock option. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). SFAS 123(R) was effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005. The effect of the adoption was a non cash charge against earnings of approximately $506,222 over the twelve month period.

The next element contributing to the increase in the S,G&A expenses was the Company's use of consultants during the year. The Company was actively searching for new financing throughout the year, culminating in the completion of the UCB $12 million revolving loan commitment (see Form 8-K filed March 1, 2007). The Company employed several high cost consultants to identify and negotiate with potential financial partners. All together, the Company spent over $600,000 to pay consultants during the year. The Company has terminated the consultants' services in 2007.

The final element contributing to the increased SG&A costs in 2006 were the legal fees. The Company defended itself against several lawsuits during 2006 and negotiated settlements with both the California Attorney General and the Federal

Trade Commission in regard to charges that the Company did not process and pay customer rebate claims properly (see Item 3- Legal Proceedings). The costs associated with the Company's defense of the lawsuits stemming from the rebate issues, and the administrative penalty totaled almost $600,000.

Taken together, the costs of adapting SFAS No. 123(R) , the business consultants and the increase in legal fees over 2005 totaled approximately $1.7 million, which accounts for substantially all of the increased costs over 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts was increased to $907,065 in 2006, as compared to $34,513 in 2005. Since 2004, the Company has used three different factors to increase cash flow. As a result, credit policies and requirements have changed frequently in the last few years. When the Company was negotiating the agreement for the $12 million finance line (see Form 8-K file March 2, 2007), it reexamined the receivables and wrote off all balances over 90 days, and wrote down to present value all balances over 90 days that were making monthly payments. This resulted in a large write off taken in the fourth quarter. As a result, any balances with even a small question about collectivity have been written off. Because of this aggressive stance, the allowance for bad debts has decreased, even though the accounts receivables balance has increased by over $5 million.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $43,818 in 2006 as compared to $35,394 in 2005.

Income (Loss) from Operations. The income from operations was $1,519,271 for the year ended December 31, 2006, as compared to income from operations of $514,290 for the year ended December 31, 2005.

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

Liquidity and Capital Resources - December 31, 2007: .
For the year ended December 31, 2007, the Company recorded aggregate dividends of $268,191, based on the accretion of the discount on the Class B Convertible Preferred Stock. The Company did not declare or accrue any additional dividends on the Class B cumulative Preferred Stock.

For the year ended December 31, 2006, the Company recorded aggregate dividends of $216,488, based on the accretion of the discount on the Class B Convertible Preferred Stock. The Company did not declare or accrue any additional dividends on the Class B cumulative Preferred Stock.

For the year ended December 31, 2005, the Company recorded aggregate dividends of $1,173,753, based on the accretion of the discount on the Class B Convertible Preferred Stock of $174,753, and the adjustment of $999,000 to the carrying value of the Class A preferred stock, which is described above. The Company did not declare or accrue any additional dividends on the Class B cumulative Preferred Stock.

Through March 31, 2008, none of the Class B cumulative Preferred stock had been converted to common stock, and the Company had not repurchased any of the shares of Class B cumulative Preferred stock.

Operating Activities. The Company generated cash of $3977,061 from operating activities during the year ended December 31, 2007, compared to utilizing cash of $2,941,820 from operating activities during the year ended December 31, 2006, and utilizing cash of $178,088 from operating activities during the year ended December 31, 2005.

At December 31, 2007 the Company's cash and cash equivalents had increased by $347,209 to $1,848,249, as compared to $1,501,040 at December 31, 2006.

The Company had working capital of $6,894,614 at December 31, 2007, as compared to working capital of $5,706,047 at December 31, 2006, resulting in current ratios of 1.16 to 1 and 1.28:1 at December 31, 2007 and 2006, respectively.

Accounts receivable increased to $27,123,985 at December 31, 2007, as compared to $16,467,135 at December 31, 2006, an increase of $10,656,850, or 64.7%. The large increase was generally due to the increase in net revenues. Net revenues increased by $54,164,121 or 95.4% during the year. The Company had two customers that accounted for greater than 10% of its revenue on 2007. The accounts receivable balance due from those two customers at December 31, 2007 was $8,652,953.

Inventories increased to $12,221,265 at December 31, 2007, as compared to $7,792,621 at December 31, 2006, an increase of $4,428,644 or 56.8%. The inventory balances included inventory in transit of $3,374,479 and $4,005,265 at December 31, 2007 and December 31, 2006 respectively. The increased inventory is now necessary for the Company to carry as its revenues have grown by 56% and then 95% in the last two years.

Accounts payable decreased by $1,737,421 to $14,336,196 at December 31, 2007 as compared to $16,073,617 at December 31, 2006. The decrease is meaningless as the

2007 figures do not include the $27,824,490 due to banks, and do include a portion of the long term debt which was not included in the 2006 figure. A more meaningful comparison would be to compare total liabilities between 2007 and 2006, which have risen by $19,655,840. This corresponds to the increases in accounts receivable and inventory, and is a natural event considering the increases in net revenues and profits.

Accrued liabilities increased to $789,526 at December 31, 2007, as compared to $519,457 at December 31, 2006, an increase of $270,069 or 52%.

Investing  Activities

The  Company  expended  $50,272,  $48,894 and  $621,970  in 2007,  2006 and 2005
respectively for the purchase of property and equipment. The large expenditure in 2005 is for the purchase of telephone lines and equipment in China to support the VoIP division. Those asserts were sold along with all other assets from the VoIP division in December 2007.

Financing Activities

On March 28, 2005 Ever-Green Technology (Hong Kong) Co., Ltd., purchased 500,000 unregistered shares of our common stock, $0.001 par value per share (the "Shares") and common stock purchase warrants to purchase 100,000 shares of our common stock exercisable at $1.50 per share at any time until March 22, 2008 (the "Warrants"). The total offering price was $500,000, which was paid in cash.

In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. The Company repaid $65,000 of the loan during the year. The balance at the end of 2006 was $100,000. The balance was paid off in 2007.

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

Under the Accord agreement, all of our receivables were sold with recourse. As such, the Company continues to evaluate each of these receivables monthly in regard to its allowance for bad debts. The original factor, Wells Fargo, bought all accounts without recourse. When the switch over to Accord occurred, those transactions were "with recourse".

In 2006, the Company entered into a Trade Finance Flow facility with GE Capital to fund "Star" transactions. The agreement provided for GE Capital to guarantee payment, on the Company's behalf, for merchandise ordered from GE Capital approved manufacturers in Asia. GE Capital guarantees the payment subject to a purchase order from one of our customers. The Company accepts delivery of the goods in the US, then has the option to either pay for the goods or sell the receivable (from the customer) to our factor, who paid GE Capital. The agreement was discontinued in 2007 when the Company entered into a banking relationship with UCB of California. As collateral for the loan, the Company agreed to give UCB a first lien on Company assets. As a result, GE Capital was no longer willing to guarantee payments to vendors. As of December 31, 2007, all payments to vendors are made using the Company's cash flow, or borrowed from UCB under the asset based credit line.


In March 2007,  the Company  announced  that it had secured a $12 MM Asset Based
Credit Facility from a California bank to provide funding for future growth. The agreement stated that UCB would provide SOYO with a revolving financing facility of up to $12 million to finance working capital, letters of credit or other capital needs. The maximum amount of the facility to be extended at any point in time based on the Company's accounts receivable and inventory, which would serve as collateral for the loan.

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. The maximum loan balance was increased in December 2007 to $17 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged during both increases. At December 31, 2007, the balance of the asset based loan due to UCB was $16,661,807.

In June 2007, UCB offered to provide the Company with an  alternative  source of financing- Purchase Order financing.  This line differed from all other forms of financing in that the bank was offering to advance  funds  against our customers specific purchase orders,  provided the customer met the bank's stringent credit requirements.  The end result is that the  Company can use this credit line only
by  obtaining   purchase  orders  from  large  customers   before  ordering  the
merchandise.  The funds would then be advanced to the manufacturer after product was shipped, and once the product was delivered to the customer,  and the status of the order was changed from a purchase  order to a receivable,  the loan would have to be paid back, or the balance transferred to the asset based credit line.
The Company began buying  merchandise under the Purchase Order financing line in
June 2007. As of December 30, 2007, the amount SOYO owed to UCB was $11,063,681.


Principal Commitments:

A summary of the Company's contractual cash obligations as of December 31, 2007, is as follows:

                                         Less than 1
    Contractual Cash Obligations            year           2-3 years         4-5 years        Over 5 years
                                       ---------------- ---------------- ------------------- ----------------

Operating Leases                        $  194,970            N/A               N/A                N/A
Advances from Directors                      N/A              N/A               N/A                N/A
Notes Payable/ Short Term Loan               N/A              N/A               N/A                N/A
Purchase Commitments                    $3,374,479            N/A

Royalty Payments Due                    $  424,000        $1,178,000         $1,605,000         $448,000
Long Term Debt                                --                --                 --               --
                                       ---------------- ---------------- ------------------- ----------------
Total                                    $3,993,449       $1,178,000         $1,605,000         $448,000
                                       ================ ================ =================== ================

At December 31, 2007, the Company did not have any long term purchase commitment contracts to honor. The only purchase commitments were for inventory already purchased and in transit of $3,374,479.

At December 31, 2006, the Company had trade payables to Corion and Eastech. By prior agreement of the companies, the payment of those balances was stretched so that the balances were to be paid in equal installments through October 2008. As a result, balances totaling $3,735,198 were to be paid by the Company during the time period from January 2008 through October 2008, and were been classified as long term debt as of December 31, 2006. As all further amounts related to these claims are scheduled to be paid in 2008, there is no long term debt as of December 31, 2007.

At December 31, 2007, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

On February 8, 2007, SOYO Group announced that the Company had entered into a licensing agreement with Honeywell International Inc., effective January 1st 2007, under which SOYO will supply and market certain consumer electronics products under the Honeywell Brand.

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of MINIMUM royalties by SOYO to Honeywell International Inc. totaling $3,840,000. Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $424,000 in 2008. Although the Company signed the agreement in 2007 and no sales of Honeywell branded products were made in 2007, $383,000 in royalties were paid to Honeywell International Inc. in 2007.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2007, Company did not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. On December 31, 2007, the Company sold all of the assets related to the VoIP business to 247MGI of Fort Lauderdale, Florida for 40,000,000 shares of 247MGI's common stock. The stock is traded on the OTC pink sheets. The Company has no plans to dispose of the 247MGO stock, and intends to hold it long term as an investment.

The Company's debt obligations at December 31, 2007 and 2006 were primarily short-term in nature. As of December 31, 2007, The Company does not have any long term debt. However, the Company does have $27,824,490 of debt at a variable interest rate. As a result, the Company does have some financial risk from an increase in interest rates. To the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

Through 2006, The Company had absolutely no foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars. In 2007, the Company began selling product to a Canadian vendor who paid in Canadian dollars. The Company believes that risk is immaterial to its overall business, and has no plans to hedge that risk in 2008. If the risk grows, or the Company begins to sell product to other customers in non US dollar related transactions, the Company may reevaluate that position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) Financial Statements

The following financial statements are set forth at the end hereof.

     1.   Report of Independent Registered Public Accounting Firm

     2.   Consolidated Balance Sheets as of December 31, 2007 and 2006

     3. Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

     4. Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

     6.   Notes to Consolidated Financial Statements.


                         SOYO Group, Inc. and Subsidiary
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
         Report of Independent Registered Public Accounting Firm -
               Vasquez & Company LLP                                         F-2
         Consolidated Balance Sheets - December 31, 2007 and 2006 F-3 - F-4 Consolidated Statements of Operations -
               Years Ended  December  31, 2007,  2006 and 2005               F-5
         Consolidated Statements of Shareholders' Equity -
               Years Ended December 31, 2007, 2006 and 2005                  F-6
         Consolidated Statements of Cash Flows -
               Years Ended December 31, 2007, 2006 and 2005            F-7 - F-8
         Notes to Consolidated Financial Statements -
               Years Ended December 31, 2007, 2006 and 2005                  F-9

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Soyo Group, Inc. and Subsidiary
Ontario, California

We have audited the accompanying consolidated balance sheets of Soyo Group, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. Soyo Group, Inc. and Subsidiary's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soyo Group, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



/s/ Vasquez & Company, LLP
Los Angeles, California
March 31, 2008

                         SOYO Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                    December 31,
                                                                           ----------------------------
                                                                               2007            2006
                                                                           ------------    ------------
                                                                                             restated
ASSETS
Current Assets
Cash and cash equivalents                                                 $  1,848,249    $  1,501,040
Accounts receivable, net of allowance for doubtful accounts of
  $783,573 and $388,958 at December 31, 2007 and 2006, respectively         27,123,985      16,467,135
Inventories, net of allowance for inventory obsolescence of $168,600 and
$88,114 as of December 31, 2007 and 2006, respectively                      12,221,265       7,792,621

Prepaid expenses                                                               187,749          36,633

Deferred income tax assets - current                                           544,688            --
Deposits                                                                     8,808,408         243,095
                                                                          ------------    ------------
   Total current assets                                                     50,734,344      26,040,524

Investment in 247MGI                                                           400,000            --


Property and equipment                                                         316,287         711,015
Less: accumulated depreciation and amortization                               (141,613)       (159,300)
                                                                          ------------    ------------
                                                                               174,674         551,715
                                                                          ------------    ------------

Deferred income tax - noncurrent                                               658,312            --
                                                                          ============    ============
Total Assets                                                              $ 51,967,330    $ 26,592,239
                                                                          ============    ============

LIABILITIES
Current Liabilities
Accounts payable                                                          $ 14,336,196    $ 16,073,617

Accrued liabilities                                                            789,526         519,457
Advances from officers, directors and major stockholders                          --           100,000
Receivables sold with recourse                                                    --         3,588,403
Commercial loans due to UCB                                                 27,824,490            --
Income tax payable                                                             889,518          53,000
                                                                          ------------    ------------
   Total current liabilities                                                43,839,730      20,334,477
                                                                          ------------    ------------


Long term payable                                                                 --         3,735,198
                                                                          ------------    ------------
Total liabilities                                                           43,839,730      24,069,675
                                                                          ------------    ------------

EQUITY
Class B cumulative  convertible Preferred stock, $0.001 par value, authorized -10,000,000 shares, issued
   and outstanding - 2,614,195 shares
                                                                             2,187,165       1,918,974
Preferred stock backup withholding                                            (230,402)       (149,945)




Common stock, $0.001 par value.
   Authorized - 75,000,000 shares, issued and
    outstanding - 52,004,656 shares (49,025,511 shares - 2006)                  52,005          49,026
Additional paid-in capital                                                  20,233,500      17,866,531
Accumulated deficit                                                        (14,114,668)    (17,162,022)
                                                                          ------------    ------------
   Total shareholders' equity                                                8,127,600       2,522,564
                                                                          ------------    ------------
Total Liabilities and Shareholders' Equity                                $ 51,967,330    $ 26,592,239
                                                                          ============    ============

           See accompanying notes to consolidated financial statements




                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                                      Year Ended December 31
                                                         ----------------------------------------------
                                                             2007             2006             2005
                                                                            restated
                                                         -------------    -------------    -------------
Net revenues                                             $ 110,922,809    $  56,758,688    $  38,263,032
                                                         -------------    -------------    -------------
Cost of sales                                               96,501,474       47,534,249       34,905,874
Prior years' purchase discounts and allowances settled
    in 2005                                                       --               --         (1,335,812)
                                                         -------------    -------------    -------------
      Cost of revenues - net                                96,501,474       47,534,249       33,570,062
                                                         -------------    -------------    -------------
Gross margin                                                14,421,335        9,224,439        4,692,970
                                                         -------------    -------------    -------------

Costs and expenses:
  Sales and marketing                                        1,544,042        1,143,475          911,039
  General and administrative                                 7,922,210        5,610,810        3,659,338
  Bad debts                                                    385,387          907,065           34,513
  Adjustment of allowance                                         --               --           (462,234)
  Depreciation and amortization                                 91,818           43,818           35,394
                                                         -------------    -------------    -------------
   Total cost and expenses                                   9,943,457        7,705,168        4,178,050
                                                         -------------    -------------    -------------
Income (loss) from operations                                4,477,878        1,519,271          514,290
                                                         -------------    -------------    -------------
Other income (expenses):
  Interest income                                               85,144           10,561            5,301
  Interest expense                                          (1,364,059)        (901,900)        (129,567)
  Other income (expenses)                                      (87,705)        (106,262)         150,456
   Loss on sale of VOIP division                              (159,714)            --               --
                                                         -------------    -------------    -------------
      Other income (expenses) - net                         (1,526,334)        (997,601)          26,190
                                                         -------------    -------------    -------------
Income before provision (benefit)
    for income taxes                                         2,951,544          521,670          541,110
Provision (benefit) for income taxes
  Current income tax                                          (839,000)         (53,000)            (800)
  Deferred income tax                                        1,203,000             --               --
                                                         -------------    -------------    -------------
Net income (loss)                                            3,315,544          468,670          540,310
Less:  Dividends on Convertible Preferred Stock               (268,191)        (216,488)      (1,173,753)
                                                         -------------    -------------    -------------
Net income (loss) attributable to
    common shareholders                                  $   3,047,353    $     252,182    $    (633,443)
                                                         =============    =============    =============

Net income (loss) per common share -
   basic and diluted                                       $0.06/$0.06      $0.01/$0.01    ($0.01)/$0.01)
                                                         -------------    -------------    -------------
Weighted average number of shares of                        49,354,963/      49,025,511/      48,511,681/
      common stock outstanding - basic and diluted          53,594,176       59,786,042       52,868,673
                                                         -------------    -------------    -------------

          See accompanying notes to consolidated financial statements


                         SOYO Group, Inc. and Subsidiary
            Consolidated Statements of Shareholders' Equity (Deficit)
                  Years Ended December 31, 2007, 2006 and 2005



                                                                   Preferred              pref stock    Additional     Total
                                                Common Stock        Stock                   backup       Paid In    Accumulated
                                             Shares     Par Value   Shares    Par Value     whldng       Capital      Deficit
                                           -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2001                  28,182,750     28,183  1,000,000      1,000                    470,817     (918,737)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                               11,817,250     11,817                                          (11,817)
Net loss for the year
  ended December 31, 2002                         --         --         --         --                               (10,733,458)
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2002                  40,000,000     40,000  1,000,000      1,000                    459,000  (11,652,195)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Net loss for the year
  ended December 31, 2003                         --         --         --         --                                  (984,588)
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2003                  40,000,000     40,000  1,000,000      1,000                    459,000  (12,636,783)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Issuance of Preferred
Stock for Long Term Debt                                           2,500,000  1,304,000                 10,696,000
Dividends                                                            114,195    114,195
Accretion of Discount                                                           109,538
Net loss for the year
  ended December 31, 2004                         --         --                                                      (4,143,978)
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2004                  40,000,000     40,000  3,614,195  1,528,733                 11,155,000  (16,780,761)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Issuance of Common
Stock for Private Placement                    500,000        500                                          499,500
Issuance of Common
Stock for Payment of Services                   30,000         30
Issuance of Common
Stock for Payment of Accounts Payable        5,645,330      5,645                                        3,608,744
Issuance of Common
Stock for Payment of Loan                    1,286,669      1,287                                          963,714
Issuance of Common
Stock for Conversion of Preferred Stock      1,219,512      1,220 (1,000,000)    (1,000)                   998,780
Accretion of Discount                                                           174,753
Preferred Stock Backup Withholding                                                            (84,999)
Net Income                                                                                                              540,310
Preferred Stock Dividends                                                                                            (1,173,753)
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2005                  48,681,511     48,682  2,614,195  1,702,486                 17,225,738  (17,414,204)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Issuance of Common Stock-BOD                    39,000         39                                           24,531
Issuance of Common Stock--interest pymt        267,000        267                                           80,100
Issuance of Common Stock-Paul Risberg           38,000         38                                           12,502
Accretion of Discount                                                           216,488
Preferred Stock Backup Withholding                                                            (64,946)
To book FAS 123 adjustment                                                                                 506,221
Misc. Adjustment                                                                                            17,439       35,694
Net Income                                                                                                              216,488
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
  Balance 12/31/2006                        49,025,511     49,026  2,614,195  1,918,974      (149,945)  17,866,531  (17,162,022)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========



Per books 12/31/2006
  preferred stock dividend 1st Q                                                 61,763       (18,529)
  preferred stock dividend 2nd Q                                                 65,160       (19,548)
  preferred stock dividend 3rd Q                                                 68,744       (20,623)
  preferred stock dividend 4th Q                                                 72,525       (21,757)
    Stock option on orig issue -1st Q                                                                      176,794
    Stock option on orig issue -2nd Qtr orig                                                               104,094
    Stock option on orig issue -2nd Qtr new                                                                109,049
    Stock option on orig issue -2nd Qtr adjst                                                              436,197
    Stock option on orig issue -2nd Qtr non emp                                                            133,096
    Stock option on orig issue -3rd Q adjust                                                              (210,433)
    Stock option on orig issue -3rd Qtr non emp -aje#2                                                     175,058
    Stock option on orig issue -3rd Nancy & ming aje#4                                                     346,462
    Stock option on orig issue -3rd aje#16                                                                (100,880)
   Stock option employees - for the 4th quarter                                                            144,594
   Stock option non-employees - for the 4th quarter                                                        113,401
1st Q Stock issued for
    services - consultant                       13,645      13.00                                            6,812
                                           -----------  --------- ----------  ---------   -----------  -----------  -----------
 Oct 07 employee stock exercise 03099           94,320      94.32                                           94,231
                                               188,180     188.68                                          (189.00)
                                                 7,000       7.00                                            6,993
                                           -----------  --------- ----------  ---------   -----------  -----------  -----------
 Nov 07 employee stock exercise 03142           97,000      97.00                                           96,853
                                               180,000     180.00                                          (180.00)
                                           -----------  --------- ----------  ---------   -----------  -----------  -----------
 Dec 07 employee stock exercise 3161             2,800        2.8                                            2,797
                                                 5,200        5.2                                            (5.00)
                                               100,000        100                                        34,900.00
                                           -----------  --------- ----------  ---------   -----------  -----------  -----------
  Stocks issued to consultants (Oct-Dec)       751,000        751                                       134,764.00
  Stocks issued to Directors  (oct-)            40,000         40                                        21,960.00
  Stocks issued to Asean team  (12/14/2007)  1,500,000      1,500                                       283,500.00
  Stock options issued to consultant                                                                    239,701.00
  Unvested stock exercised in advance                                                                       17,400
Net income for  2007 (as of 3.24.2008)                                                                                3,047,353
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Per books 12/31/2007                        52,004,656  52,004.51  2,614,195  2,187,165      (230,402)  20,233,500  (14,114,668)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========



                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                     -------------------------------------------
                                                                                Years Ended December 31,
                                                                     -------------------------------------------
                                                                                         2006
                                                                         2007          restated          2005
                                                                     ------------    ------------    ------------
OPERATING ACTIVITIES

Net Income (loss)                                                    $  3,315,544         468,670    $    540,310
Adjustments to reconcile net
 income(loss) to net cash provided
 by (used in) operating activities:
    Depreciation                                                           91,818          43,818          35,394
    Provision for doubtful accounts and recovery of AR written off        394,615         907,065          34,513
    Provision for inventory obsolescence                                   80,486            --
    Conversion of accounts payable to long-term debt                         --         3,735,198            --
   Stock compensation for employees                                     1,124,157         506,222
   Stock compensation paid for professional services                      803,596         134,915
   Stock issued as compensation for directors and others                  307,000            --
   Forfeitures of non-qualified stock options                            (100,880)           --
   Loss on sale of VOIP equipment and inventories                         159,714            --
Changes in operating assets
and liabilities:
(Increase) decrease in:
Accounts receivable                                                   (11,051,465)    (10,095,680)     (5,236,151)
Inventories - net                                                      (4,733,348)        198,409      (4,128,119)
Prepaid expenses                                                         (151,116)        (15,649)         51,432
Deferred income tax assets - current & non-current                     (1,203,000)           --
Deposits                                                               (8,565,313)       (206,175)         (2,109)
Increase (decrease) in:

Accounts payable trade & others                                        (1,737,421)      2,096,038       8,017,326
Accrued liabilities                                                       270,069        (767,651)        509,316
Advances from Officers, Directors and Major Stockholders                 (100,000)           --
Receivables sold with recourse                                         (3,588,403)           --
Commercial loans due to UCB                                            27,824,490            --
Income tax payable                                                        836,518          53,000
Net cash provided by (used in) operating activities                     3,977,061      (2,941,820)       (178,088)
                                                                     ------------    ------------    ------------
INVESTING ACTIVITIES
Purchase of property and equipment                                        (50,272)        (48,891)       (621,970)
Disposal of Fixed Assets                                                     --           205,000
                                                                     ------------    ------------    ------------

Net cash Supplied (used) in investing activities                          (50,272)        156,109        (621,970)
                                                                     ------------    ------------    ------------


FINANCING ACTIVITIES
Advances from officer, directors and major shareholder                       --                           165,000

Proceeds from accounts receivable discounting                                --        15,611,928

Repayments of accounts receivable discounting                                --       (12,023,525)




Repayment of advances from officer, director
    and major shareholder                                                    --           (65,000)       (240,000)

 Repayment of long-term debt                                           (3,735,198)           --           500,000
Proceeds from employees' exercise of stock options                        236,075            --
Payment of backup withholding                                                --              --

taxes on accreted dividends on preferred stock                            (80,457)        (64,946)        (84,999)
                                                                     ------------    ------------    ------------

Net cash provided by financing activities                              (3,579,580)      3,458,457         340,001
                                                                     ------------    ------------    ------------
CASH AND CASH EQUIVALENTS:
Net increase (decrease)                                                   347,209         672,746        (460,057)

At beginning of year                                                    1,501,040         828,294       1,288,351
                                                                     ------------    ------------    ------------

At end of year                                                       $  1,848,249    $  1,501,040    $    828,294
                                                                     ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:


Cash paid for interest                                               $  1,364,059         901,900          97,783
                                                                     ------------    ------------    ------------

Cash paid for income taxes                                                 26,696          20,310             800
                                                                     ------------    ------------    ------------
NON-CASH INVESTING AND FINANCING
ACTIVITIES
 Disposal of VOIP equipment and inventory assets in exchange

     For investment in common stock of 247 MGI                            400,000
Settlement of business loan of                                       ------------
$913,750 and accrued interest of
$51,251 through issuance of common stock                                                                  965,001
                                                                                                     ------------
Settlement of accounts payable
   through issuance of common stock                                                                     3,614,419
Conversion of Class A preferred                                                                      ------------
stock to common stock                                                                                       1,000
                                                                                                     ------------

Accretion of discount on Class B                                          268,191         216,488         174,753
preferred stock                                                      ------------    ------------    ------------

Deemed dividend on Class A                                                                                999,000
preferred stock                                                                                      ------------

Noncash dividend on Class B
preferred stock



          See accompanying notes to consolidated financial statements

                         SOYO Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2007, 2006 and 2005


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

In March 2007, the Company announced that it had secured a $12 MM Asset Based Credit Facility from a California bank to provide funding for future growth. For more information, please see the Form 8-K filed by the company on March 2,2007.

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. The maximum loan balance was increased in December 2007 to $17 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged during both increases..

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

During the years ended December 31, 2007, 2006 and 2005, the Company wrote down the value of its inventory for obsolesence by $168,800, $88,114 and $0 respectively.

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

f.   Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. No impairment losses associated with the Company's long-lived assets were recognized during the years ended December 31, 2007 and 2006.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. On some occasions, the Company will require a personal guarantee from the owner to offer credit to a customer. The Company maintains credit insurance for a portion of this credit risk.

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.


k.   Advertising

Advertising costs are charged to expense as incurred. The Company has not incurred direct advertising costs. However, the Company may participate in cooperative advertising programs with certain of its customers by paying a stipulated percentage of the sales invoice price. Cooperative advertising costs paid for the years ended December 31, 2007, 2006, and 2005 were $647,741, $834,616 and $849,897, respectively, and are presented under sales and marketing costs in the accompanying consolidated statements of operations.

l.   Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.
Through 2006, a valuation allowance was provided for the amount of deferred tax assets that, based on available evidence, were not expected to be realized.
Beginning in 2007, the Company  discontinued the use of the valuation allowance.
Based on its current financial condition, current business and profitability forecasts, the Company believes that the benefits accrued as deferred tax assets were more likely than not to be realized in future periods.

m.   Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Basic  income  (loss)  per share is  computed  by  dividing  net  income  (loss)
available to common shareholders by the weighted average number of common shares outstanding during the period less undeclared cumulative preferred dividends for the years.
                                                            2007            2006               2005
                                                            ----            ----               ----

Net income attributable to common stock                $ 3,047,353       $ 252,182         $ (633,433)
Deduct: 6% cumulative preferred dividends                  150,000         150,000            150,000
                                                    --------------------------------------------------
   Net income for Basic EPS calculation                  2,897,353         102,182           (783,433)
                                                    --------------------------------------------------
Weighted average common shares
   outstanding                                          49,354,963      49,025,511         48,511,681

 Earnings per share - Basic                                 $ 0.06          $ 0.00            $ (0.02)

Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock, and stock options granted to employees in 2005 and 2007. The stock options were not included in the calculation of fully diluted EPS for the year ended December 31, 2006, since the strike price of the outstanding options was below the market price of the Company's common stock. None of the potentially dilutive securities were included in the calculation of loss per share for the year ended December 31, 2005, because the Company incurred a loss attributable to common shareholders during such periods and their effect would have been anti-dilutive. Based on the above, the fully diluted shares can be calculated as follows:

         Weighted average Shares outstanding at 12/31/2007         49,354,963
         Add: Conversion of Preferred Stock
            (2,614,195 divide by $1.15 per share)                   2,273,213
              Vested in the out of the money options
              Stock warrants issued to  Evergreen                   1,966,000
                                                                        --
                                                                   ----------
         Total fully diluted shares at 12/31/2007                  53,594,176
                                                                   ==========

 n.   Comprehensive Income

The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the years ended December 31, 2007, 2006 and 2005.

o.   Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2007 and 2006 approximate their respective fair values due to the short-term nature of those instruments.

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

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the year ended December 31, 2007 and 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

SFAS 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 (See Note 9) using the Black-Scholes option-pricing model.


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

r.   Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our consolidated financial statements. In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FASB 158"). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company's fiscal year ending December 31, 2007. We assessed the potential impact that adoption of FASB 158 would have on our consolidated financial statements and have concluded that there is no material impact as of December 31, 2007. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159 and its impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations." The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We will adopt this new standard for fiscal years beginning January 1, 2009.

In December, 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.


3.   Accounts Receivable

The Company's accounts receivable at December 31, 2007 and 2006 are summarized as follows:

                                             2007            2006
                                         ------------    ------------
Accounts receivable                      $ 27,907,558    $ 16,856,093
Less:  Allowance for doubtful accounts       (783,573)       (388,958)
                                         ------------    ------------
Balance, end of year                     $ 27,123,985    $ 16,467,135
                                         ============    ============

Changes in the allowance for doubtful accounts for the years ended December 31, 2007 and 2006 are summarized as follows:

                                                2007        2006
                                             ---------   ---------
Balance, beginning of year                   $ 388,958   $ 589,224
Add:  Amounts provided during the year         394,615     235,939
Less:  Amounts written off during the year           0    (436,205)
Add: Recovery of  written off account           25,685
                                             ---------   ---------
Balance, end of year                         $ 783,573   $ 388,958
                                             =========   =========

In 2007, $16,458 of receivables were directly written off as uncollectible, not affecting the provision.

In February 2007, the Company entered into a financing agreement with United Commercial Bank (UCB) of City of Westminster, CA. The agreement stated that UCB would provide SOYO with a revolving financing facility of up to $12 million to finance working capital, letters of credit or other capital needs. The maximum amount of the facility to be extended at any point in time based on the Company's accounts receivable and inventory, which would serve as collateral for the loan. During the year, the facility was increased to $17 million, with the Company accounts receivable and inventory still serving as collateral for the loan. At December 31, 2007, the balance of the loan secured by the accounts receivable and due to UCB was $16,661,807.

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

Under the Accord agreement, all of our receivables were sold with recourse. As such, the Company continues to evaluate each of these receivables monthly in regard to its allowance for bad debts. The original factor, Wells Fargo, bought all accounts without recourse. When the switch over to Accord occurred, those transactions were "with recourse".

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

4.   Investment in 247MGI

On December 31, 2007, the Company completed the sale of all assets of the VoIP division to 247MGI, Inc., a Miami, Florida based publicly traded corporation just beginning operations. The sales price of the assets was $1,000,000, which was paid by 40,000,000 shares of 247MGI's restricted common stock. As of December 31, 2007, the shares had not been registered under the Securities Act of 1933, and any future sale of the shares was restricted completely for one year, and subject to volume restrictions after that. The Company has no management participation in 247MGI's business. At December 31, 2007, 247MGI had only 75,272,814 common shares outstanding, so the Company owned a majority of the outstanding shares. In February, 2008, 247MGI issued 335,000,000 common shares, diluting our holding to approximately 10% of the outstanding common shares. The Company intends to hold the 247MGI shares as a long term investment.

Since the Company's shares are unregistered and illiquid, the net realizable value of the Company's investment is difficult to calculate. The Company has written the investment down to $400,000, after considering a discount for liquidity.

5.   Property and Equipment

At December 31, 2007 and 2006, property and equipment consisted of the following:


                                                       December 31,
---------------------------------------- ------------------- ----------------
                                                2007              2006
---------------------------------------- ------------------- ----------------
Computer and Equipment                        $145,111          $567,642
---------------------------------------- ------------------- ----------------
Furniture and Fixtures                          62,206            40,357
---------------------------------------- ------------------- ----------------
Leasehold Improvements                          91,941            91,941
---------------------------------------- ------------------- ----------------
Automobiles                                     11,075            11,075
---------------------------------------- ------------------- ----------------
Warehouse Equipment                              5,954
---------------------------------------- ------------------- ----------------
Less: Accumulated Depreciation                (141,613)         (159,300)
---------------------------------------- ------------------- ----------------
Total                                         $174,674          $551,715
---------------------------------------- ------------------- ----------------


For the years ended December 31, 2007, 2006 and 2005, depreciation and amortization expense related to property and equipment was $91,818, $43,818 and $35,394 respectively.

5.   Advances from Officer, Director and Major Shareholder

In October 2005, the Company borrowed $165,000 from an individual for working capital purposes. During 2006, $65,000 of the loan was repaid. At December 31, 2006, the loan balance was $100,000. The balance was repaid in 2007. There were no advances from officers, directors or shareholders as of December 31, 2007.

6. Receivables Sold with Recourse

During 2006, the Company utilized the factoring services of Accord Financial Services to improve its cash flow. All invoices sold by the Company and purchased by Accord were sold with recourse. As of December 31, 2006, the balance due to Accord for advances received was $3,588,403. During 2007, all amounts due to Accord were repaid with interest. As of December 31, 2007, the amount of Receivables sold with recourse was $0.

7. Commercial Loans Due to UCB

At December 31, 2007, Commercial loans due to UCB consisted of:

            Receivable financing                        $ 16,863,909
            Purchasing financing                          10,960,581
                 Total                                  $ 27,824,490
                                                        ============


In March 2007, the Company announced that it had secured a $12 MM Asset Based Credit Facility from a California bank to provide funding for future growth. The agreement stated that UCB would provide SOYO with a revolving financing facility of up to $12 million to finance working capital, letters of credit or other capital needs. The maximum amount of the facility to be extended at any point in time based on the Company's accounts receivable and inventory, which would serve as collateral for the loan.

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. The maximum loan balance was increased in December 2007 to $17 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged during both increases.. For reporting purposes, the loan has been segregated from other payables and reported as a separate line item. At December 31, 2007, the balance of the loan due to UCB was $16,863,909.

In June 2007, UCB offered to provide the Company with an alternative source of financing- Purchase Order financing. This line differed from all other forms of financing in that the bank was offering to advance funds against our customers specific purchase orders, provided the customer met the bank's stringent credit requirements. The end result is that the Company can use this credit line only by obtaining purchase orders from large customers before ordering the merchandise. The funds would then be advanced to the manufacturer after product was shipped, and once the product was delivered to the customer, and the status of the order was changed from a purchase order to a receivable, the loan would have to be paid back, or the balance transferred to the asset based credit line. The Company began buying merchandise under the Purchase Order financing line in June 2007. As of December 30, 2007, the amount SOYO owed to UCB was $10,960,581.

8. Long Term Debt

Soyo has been indebted to Corion for products purchased between January 2006 and March 2006.

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

Until the Debt is paid in full, Soyo agrees not to give any other supplier a consensual lien with priority senior than that of Corion, except for purchase money liens and other similar interests. As the debt is scheduled to be paid in full during 2007, the amount reported as long term debt is $0 on December 31, 2007. The balance due to Corion at December 31, 2007, was reported as a current liability under the caption "Accounts Payable".

9.  Shareholders' Equity

a.   Common Stock

As of December 31, 2002, the Company had authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

Effective October 24, 2002, the Company issued 28,182,750 shares of common stock to Ming Tung Chok and Nancy Chu, who are members of SOYO Nevada management (see
Note 1). The shares of common stock were valued at par value, since the transaction was deemed to be a recapitalization of SOYO Nevada. During October 2002, the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of common stock. When the transaction was complete, and control of the Company was transferred, SOYO Nevada management owned 34,209,548 shares of the 40,000,000 outstanding shares of the Company's common stock. Subsequent to the transaction, management distributed 8,000,000 shares of common stock to various brokers, bankers and other individuals that assisted with the transaction. In 2007, Mr. Chok gave a gift of 1,000,000 shares to an individual. No one individual or corporation other than those named in
Item 12 of this report ever owned more than 5% of the common shares outstanding. SOYO Group management currently owns 25,209,548 of the 52,004,656 shares outstanding as of December 31, 2007.

b.   Preferred Stock

Through the bylaws, the Company has authorized 10,000,000 shares of preferred stock with a par value $0.001 per share.

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

Payment was received by SOYO Taiwan in February and March 2004. An agreement was reached whereby 2,500,000 shares of Class B cumulative Preferred stock would be issued by the Company to the unrelated third party in exchange for the long-term payable.

The Class B cumulative Preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B cumulative Preferred stock has no voting rights. The shares of Class B cumulative Preferred stock are convertible, in increments of 100,000 shares, into shares of common stock at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. No more than 500,000 shares of Class B cumulative Preferred stock may be converted into common stock in any one year. On December 31, 2008, any unconverted shares of Class B cumulative Preferred stock automatically convert into shares of common stock based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. Beginning one year after issuance, upon ten days written notice, the Company or its designee will have the right to repurchase for cash any portion or all of the outstanding shares of Class B cumulative Preferred stock at 80% of the liquidation value ($0.80 per share). During such notice period, the holder of the preferred stock will have the continuing right to convert any such preferred shares pursuant to which written notice has been received into common stock without regard to the conversion limitation. The Class B cumulative Preferred stock has unlimited piggy-back registration rights, and is non-transferrable.

For the year ended December 31, 2007, the Company recorded accreted dividends of $268,191. For the year ended December 31, 2006, the Company recorded accreted dividends of $216,488.

c.   Stock Options and Warrants

As of December 31, 2007, the Company had both warrants and options outstanding. The outstanding warrants were those issued to Evergreen Technology as part of the private placement completed in March 2005.

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

During 2007, 674,500 of the options granted in 2007 were exercised. None of the options granted in 2005 have been exercised. As of December 31, 2007, 17 individuals who had been granted options in 2005 had left the Company, resulting in the forfeiture of 552,000 of the 2005 options. Furthermore, six individuals who were granted options in 2007 had left the Company. Those six individuals had exercised 58,000 options, but forfeited 30,000 options granted in 2005, and 262,000 options granted in 2007 upon leaving the Company. As of December 31, 2007, 646,000 options issued in 2005 were vested but not exercised, and 1,320,000 options issued in 2007 were vested but not exercised.

During the fourth quarter of 2007, 674,500 options granted to employees at a price of $.35 were exercised.

For the twelve months ended December 2007 and 2006, the Company recorded $1,220,158 and $959,230 respectively, in compensation costs relating to stock options granted to employees. In 2007, the Company recognized $135,515 in expenses for stock options issued to consultants. There was no expense related to stock options issued to consultants in 2006. The amounts recorded represent equity-based compensation expense related to options that were issued in 2005 and 2007. The compensation costs are based on the fair value at the grant date.

The fair value of the options issued in July 2005 and February 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.04 %, expected life of five (5) years and expected volatility at 147%.

10. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

                         2007             2006            2005
                     -----------      -----------     -----------
Current:
    U.S. federal     $   515,000      $     1,000     $
    State                324,000           52,000             800
                     -----------      -----------     -----------
    Total                839,000           53,000             800
                     -----------      -----------     -----------
Deferred:
    U.S. federal      (1,038,000)            --
    State               (165,000)            --
                     -----------      -----------     -----------
    Total             (1,203,000)            --
                     -----------      -----------     -----------
Total                $  (364,000)     $    53,000     $       800
                     ===========      ===========     ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2007, 2006 and 2005 are as follows:

                                          2007         2006           2005
                                     -----------   -----------    -----------
Net operating loss carryforwards     $      --     $ 1,310,000    $ 1,576,000
Depreciation                             214,000       288,000        344,000
Reserves and allowances                  442,000       214,000        304,000
Share-based compensation                 444,000          --             --
State income taxes                       103,000        69,000         52,000
                                     -----------   -----------    -----------

Total deferred tax assets              1,203,000     1,881,000      2,576,000
Valuation allowance                         --      (1,881,000)    (2,576,000)
                                     -----------   -----------    -----------

Net deferred tax assets              $ 1,203,000   $      --      $      --
                                     ===========   ===========    ===========

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective rate for the years ended December 31, 2007, 2006 and 2005 is as follows:





                                          2007         2006           2005
                                     -----------   -----------    -----------
U.S. federal statutory tax rate           34.0%         34.0%          34.0%
Stock-based compensation                   9.5%         33.0%           --
State income taxes                         3.6%          6.5%           9.0%
Non-deductible expenses                    0.6%          2.9%           --
Change in valuation allowance            (60.0%)       (67.2%)          --
Other                                         --         0.8%         (43.0%)
                                     -----------   -----------    -----------
Effective tax rate                       (12.3%)        10.0%           --
                                     ===========   ===========    ===========



     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, the Company did not record an adjustment for unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at December 31, 2007, the Company had no unrecognized tax benefits.
        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, it had no accrued interest or penalties related to uncertain tax positions.

11.  Commitments and Contingencies

a.   Operating Lease

The Company leases its office and warehouse premises under a five-year non-cancelable operating lease that expires on November 30, 2008, with a five year renewal option. The lease provides for monthly payments of base rent and an unallocated portion of building operating costs. The minimum future lease payments are as follows:

     Years Ending December 31,
     -------------------------

         2008              194,970


Rent expense for the years ended December 31, 2007, 2006 and 2005 was $278,760, $229,540 and $238,836 and respectively. The Company must inform the current landlord in writing no later than April 2008 whether or not it intends to renew the lease or relocate.


12.  Significant Concentrations

a.   Customers

The Company sells to distributors, retailers and directly to consumers. Revenues through such distribution channels for each of the three years ended December
31, 2007, 2006 and 2005 are summarized as follows:

                                                    Year Ended December 31
                                                    ----------------------

                            2007            %           2006            %            2005            %
                            ----            -           ----            -            ----            -

Revenues
  Distributors          55,609,498        50.1      $35,510,804        62.6      $22,312,488       58.3
  Retailers             46,706,227        42.1       15,187,152        26.8       15,742,332       41.2
  Others                 8,607,085         7.8        6,060,732        10.6          208,212        0.5
Total                  110,922,809       100.0      $56,758,688       100.0      $38,263,032      100.0

During the year ended December 31, 2007, two customers accounted for more than 10 % of sales. Wal Mart Canada purchased $15,752,660 of goods from the Company, equal to 14.2% of total revenues, and Office Max purchased $13,560,291 of goods, equal to 12.3 of total revenues.

During the year ended December 31, 2006, the Company had no customers that accounted for more than 10% of revenues.

During the year ended December 31, 2005, the Company had one customer (E23) that accounted for revenues of $13,552,324, equivalent to 35% of net revenues.


Revenues by product line are summarized as follows:


                                                             Year Ended December 31
                                                             ----------------------
                                         2007          %         2006          %         2005          %
                                         ----          -         ----          -         ----          -
Revenues
  Consumer electronics                 53,786,883    48.5    $27,543,873     48.5    $18,739,719     49.0
  Computer parts and
       peripherals                     56,830,322    51.3     29,204,792     51.5     18,906,367     49.4
  Furniture                               249,803     0.2

  Voice and communication                 55,801                  10,023      --         616,946       1.6
Total                                110,922,809     100.0   $56,758,688     100.0   $38,263,032     100.0

b. Geographic Segments

Revenues by geographic segment are summarized as follows:
                                                             Year Ended December 31
                                                             ----------------------
                                         2007          %         2006          %         2005          %
                                         ----          -         ----          -         ----          -
Revenues
  United States                        79,412,207    71.5    $42,628,547     75.2    $20,686,944     54.1
  Other N. America                     17,297,999    15.6      2,472,209      4.4        983,606      2.6




  Central and South America            10,054,602     9.1      10,253,665    18.0      2,993,532      7.8
  Hong Kong                             2,862,564     2.6         139,490     0.2     13,598,950     35.4
  Other locations                       1,295,437     1.2       1,264,777     2.2            N/A      N/A
Total                                 110,922,809   100.0     $56,758,688   100.0    $38,263,032    100.0

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


c.   Suppliers

SOYO Group does not produce the components  that it  distributes.  Approximately
95% of SOYO Group, Inc.'s products are supplied by companies located in Taiwan and China. As of December 31, 2007, the Company purchased 63% of the products it sells from its top 3 suppliers. No one supplier produced more than 31%of the products distributed and sold by the Company.

In continuing efforts to work with and leverage its supply base, SOYO entered into an agreement with GE Capital in 2006 whereby GE guarantees payment to GE approved vendors thereby facilitating larger orders, decreasing risk and allowing SOYO to seamlessly finance these transactions. That agreement was discontinued in 2007 when the Company entered into a banking relationship with UCB of California. As collateral for the loan, the Company agreed to give UCB a first lien on Company assets. As a result, GE Capital was no longer willing to guarantee payments to vendors. As of December 31, 2007, all payments to vendors are made using the Company's cash flow, or borrowed from UCB under the asset based credit line.

13. Quarterly Results (Unaudited)

Presented below is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

                               Three months ended:
-------------------------------------------------------------------------------------------------------
                      March 31,2007    June 30, 2007    Sept.30, 2007    Dec. 31, 2007       Total
-------------------   -------------    -------------    -------------    -------------    -------------
Net Revenues          $  14,691,110    $  24,202,395    $  33,435,184    $  38,594,120    $ 110,922,809
-------------------   -------------    -------------    -------------    -------------    -------------
Gross Margin              2,608,196        3,803,092        3,630,362        4,379,685       14,421,335
-------------------   -------------    -------------    -------------    -------------    -------------
Income  (Loss)              414,437          362,540        2,021,233        1,679,668        4,477,878
from Operations
-------------------   -------------    -------------    -------------    -------------    -------------
Other  Income              (116,020)        (321,633)        (177,786)        (910,895)      (1,526,334)
(Expense) Net
-------------------   -------------    -------------    -------------    -------------    -------------
Income  (Loss)              298,417           40,907        1,843,447          768,773        2,951,544
before taxes
-------------------   -------------    -------------    -------------    -------------    -------------
Income Taxes                (63,085)        (129,775)         (78,379)        (567,761)        (839,000)
(Current)
-------------------   -------------    -------------    -------------    -------------    -------------
Deferred Taxes              286,858          439,802                           476,340        1,203,000
-------------------   -------------    -------------    -------------    -------------    -------------
Net Income                  522,190          350,934        2,509,857          (67,437)       3,315,544
-------------------   -------------    -------------    -------------    -------------    -------------
Preferred                   (61,763)         (65,160)         (68,744)         (72,525)        (268,191)
Dividends
-------------------   -------------    -------------    -------------    -------------    -------------
Net Income                  460,427          285,774        2,441,113         (139,962)       3,047,353
Attributable to
Common
Shareholders
-------------------   -------------    -------------    -------------    -------------    -------------
Net Income (Loss)
per share
Basic                           .01              .01              .05             (.00)             .07
Diluted                         .01              .01              .05             (.00)             .06
-------------------   -------------    -------------    -------------    -------------    -------------




                              Three months ended:
--------------------------------------------------------------------------------------------------
                      March 31,2006   June 30, 2006   Sept. 30,2006   Dec. 31, 2006      Total
-------------------   ------------    ------------    ------------    ------------    ------------
Net Revenues          $ 11,548,187    $ 10,787,515    $ 10,005,084    $ 24,417,902    $ 56,758,688
-------------------   ------------    ------------    ------------    ------------    ------------
Gross Margin             1,651,088       2,306,753       2,233,361       3,033,237       9,224,439
-------------------   ------------    ------------    ------------    ------------    ------------
Income (Loss)             (209,526)        635,182         526,909         566,706       1,519,271
from Operations
-------------------   ------------    ------------    ------------    ------------    ------------
Other Income               (64,609)        (73,698)       (207,338)       (651,686)       (997,601)
(Expense) Net
-------------------   ------------    ------------    ------------    ------------    ------------
Income (Loss)             (274,135)        561,214         319,658         (84,977)        521,670
before taxes
-------------------   ------------    ------------    ------------    ------------    ------------
Income Taxes                                                               (53,000)        (53,000)
-------------------   ------------    ------------    ------------    ------------    ------------
Net Income                (274,135)        561,214         319,658        (137,977)        468,670
-------------------   ------------    ------------    ------------    ------------    ------------
Preferred                  (49,856)        (52,598)        (55,491)        (58,543)       (216,488)
Dividends
-------------------   ------------    ------------    ------------    ------------    ------------
Net Income                (323,991)        508,616         264,077        (196,520)        252,182
Attributable to
Common
Shareholders
-------------------   ------------    ------------    ------------    ------------    ------------
Net Income (Loss)
per share
Basic                         (.01)            .01             .01               0             .01
Diluted                       (.01)            .01             .01               0             .01
-------------------   ------------    ------------    ------------    ------------    ------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with United States generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal controls as of December 31, 2007, and this assessment identified material weaknesses in our internal control over the financial reporting process. In particular, our accounting system can not be relied upon to properly value inventory, or to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. In light of this conclusion, and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects, our financial condition, results of operations, and cash flows for the years and periods then ended.

In making the assessment of internal control over financial reporting management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the preceding paragraph, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

We are actively engaged in the implementation of remediation efforts to address the material weakness in internal control over financial reporting. These remediation efforts include devising and implementing effective controls to review and monitor the system output, and to replace our current accounting software with new software. Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, the software has been paid for, and significant customization has been performed to adapt the software to the Company's business. All employees, managers and other system users have been trained and tested on the use of the new software. The Company will begin parallel testing in the next few weeks, and the software will be "live" during the second quarter of fiscal year 2007.

The Company believes that once the new software is installed and operational, all significant deficiencies will have been addressed and corrected.

This report does not contain an attestation report of our independent registered certified public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered certified public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have been described above.

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


---------------------- ------- -------------------------------------------------
Name                   Age     Position Held
---------------------- ------- -------------------------------------------------
Ming Tung Chok         47      Chief Executive Officer and Director
---------------------- ------- -------------------------------------------------
Nancy Chu              51      Chief Financial Officer, Secretary and Director
---------------------- ------- -------------------------------------------------
Jay Schrankler         50      Director
---------------------- ------- -------------------------------------------------
Chung Chin Keung       42      Director
---------------------- ------- -------------------------------------------------
Henry Song             49      Director
---------------------- ------- -------------------------------------------------

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

Chung Chin Keung was appointed in October 2005 as an independent non-executive director, audit committee member and compensation committee member. In 2007, Mr. Chung was named Chairman of the Audit committee. Mr. Chung has more than 14 years commercial experience, including more than 10 years in accounting and finance for publicly listed companies in various countries. Mr. Chung is currently the chief finance officer of KPI Co. Ltd. (0605, Hong Kong Stock Exchange), a listed company in Hong Kong. Mr. Chung holds a Master of Business Administration from the University of Manchester, England.

Jay Shrankler was appointed in September 2007 as an independent non-executive director and compensation committee member. Mr. Shrankler was a Vice President of Licensing and Marketing for Honeywell International Inc.'s Automation and Control Solutions Group from 2003 to 2007. From 2001 to 2003, he served as the Vice President of Environmental Controls for Honeywell International Inc.'s

Automation and Control Solutions. He was Vice President and General Manager of the Honeywell International Inc. Home and Building Control from 1999 to 2001. Currently, he works at the University of Minnesota as an Executive Director in the Office for Tech Communications.

Henry Song was appointed in September 2007 as an independent non-executive director, audit committee member and compensation committee member. Mr. Song has worked as the Chief Executive Officer and Chairman of the Board for Shenzhen DiGuang Electronics since 1996. He has also served as the Chief Executive
Officer and Chairman of the Board for Shenzhen DiGuang Electronics Equipment since 1994. Mr. Song and his companies are known for leading edge LED displays. SOYO views LED as the future of the flat panel market. With LED technology you get brighter pictures and more vivid images while using far less electricity.

Each Director received 10,000 unregistered shares of the Company's common stock in 2005. The two directors who joined the Company in 2007 received 20,000 shares each upon joining the Board of Directors. The Directors receive no other compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings, and may be compensated for other work done on the Company's behalf.

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

Audit Committee

The Audit Committee of the Board of Directors is comprised of Mr. Chung and Mr. Song. The first Audit Committee meeting is scheduled to coincide with the Company's 2007 Annual meeting, the date of which has not yet been set. None of the directors is an Audit Committee Financial Expert.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of our board of directors and our CEO, CFO and head of Human Resources are collectively responsible for implementing and administering all aspects of our benefit and compensation plans and programs, as well as developing specific policies regarding compensation of our executive officers. Both of the members of our Compensation Committee, Chung Chin Keung and Jay Schrankler are independent directors.

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

Equity Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Committee does not have a determined formula for determining the number of options available to be granted, subject to the number of options available through our Employee Stock Ownership Program. Incentive compensation is intended to compensate officers for accomplishing strategic goals such as meeting defined revenue goals, profitability, and fund raising in accordance with the Company's needs for future growth. The Compensation Committee awarded stock options to executive officers, employees and consultants upon the filing of our Employee Stock Ownership Program in 2005, and awarded additional stock options to employees and consultants in 2007. No stock options were granted in 2006. Our Compensation Committee grants equity compensation only at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

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

The following table sets forth the cash and other compensation paid by us in 2007, 2006 and 2005 to the individuals who served as our chief executive officer and chief financial officer, and all other executive officers who received total compensation greater than $100,000 in 2007.

Summary Compensation Table
---------------------------------- -------- ----------- -------------------
            Name                    Year    Salary      Options Granted
--------------------------------- -------- ----------- -------------------
Ming Tung Chok (i)                  2007    $144,000            0
President, Chief Executive          2006    $144,000            0
Officer                             2005    $144,000      600,000 (a)
and Director
--------------------------------- -------- ----------- -------------------
Nancy Chu  (ii)                     2007    $120,000            0
Chief Financial Officer and         2006    $120,000            0
Secretary                           2005    $120,000      600,000 (a)
--------------------------------- -------- ----------- -------------------
Harvey Schneider                    2007    $116,533      250,000
Director of Sales
--------------------------------- -------- ----------- -------------------
(a) Both Mr. Chok and Ms. Chu forfeited and returned the stock options to the Company in 2007.

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

Outstanding Stock Options At December 31, 2007
------------------------------------------------------------------------------
Name              Number of                                     Option
                 Exercisable                                  Expiration
                   Options   Exercise Price   Vesting Date       Date
--------------- ------------ --------------- -------------- ------------------
Ming Tung Chok     NONE
--------------- ------------ --------------- -------------- ------------------
Nancy Chu          NONE
--------------- ------------ --------------- -------------- ------------------
Harvey Schneider   83,000        .35        February 2, 2007   February 2, 2012
                   83,000        .35        February 2, 2008   February 2, 2012
                   84,000        .35        February 2, 2009   February 2, 2012


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

Compensation of Directors

Each Director received 10,000 unregistered shares of the Company's common stock in 2005. The two directors who joined the Company in 2007 each received 20,000 shares upon joining the Company's Board of Directors. The Directors receive no other compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings, and may be compensated for other work done on the Company's behalf.

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

EMPLOYMENT CONTRACTS

During 2007 we entered into employment contracts with our Chief Executive Officer, our Chief Financial Officer, our Director of Sales and our Director of Marketing. We do not currently have employment contracts with any other executive officers, employees or consultants. . We may enter into employment contracts with our executive officers, employees or consultants at any time if we deem it to be in the best interests of the company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2008 by (i) those persons or groups known to the Company who beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2007; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

------------------------------- --------------------- --------------------------
Name/Title/Address(1)                Total Share        Percentage Ownership(2)
------------------------------- --------------------- --------------------------
Ming Tung Chok                      11,000,000                   21.15%
------------------------------- --------------------- --------------------------
Nancy Chu                           14,209,548                   27.32%
------------------------------- --------------------- --------------------------
Chung Chin Keung                        10,000                     .02%
------------------------------- --------------------- --------------------------
Jay Schrankler                          20,000                     .04%
------------------------------- --------------------- --------------------------
Henry Song                              20,000                     .04%
------------------------------- --------------------- --------------------------
All officers and                    26,248,548                   48.55%
directors as a
group (3)
------------------------------- --------------------- --------------------------
Urmston Capital (4)                  2,495,881                    4.80%
------------------------------- --------------------- --------------------------

(1) Unless otherwise provided, the addresses of these holders is 1420 S. Vintage Ave. Ontario California 91761.

(2) The percentage ownership is based upon 52,004,656 shares outstanding on March 30, 2008.

(3) Since Ming Tung Chok and Nancy Chu are husband and wife, they are considered beneficial owners of each others common stock. Collectively, they own 25,209,548 shares and are each considered beneficial owners of 25,209,548 shares.

(4) The address for Urmston Capital is 148 Xinglung Road, Sec. 3, WenShan District, Taipei, Taiwan R.O.C.

As the result of an agreement between SOYO Taiwan and an unrelated third party in 2004 2,500,000 shares of Class B cumulative Preferred stock were issued by the Company to the unrelated third party in exchange for the forgiveness of a $12,000,000 long term payable.

The Class B cumulative Preferred stock has a stated liquidation value of $1.00 per share and a 6% dividend, payable quarterly in arrears, in the form of cash, additional shares of preferred stock, or common stock, at the option of the Company. The Class B cumulative Preferred stock has no voting rights. The shares of Class B cumulative Preferred stock are convertible, in increments of 100,000 shares, into shares of common stock at any time through December 31, 2008, based on the fair market value of the common stock, subject, however, to a minimum conversion price of $0.25 per share. If the Class B cumulative Preferred Stock were converted at the closing bid price of $1.15 per share on December 31, 2007, the holder would have 2,495,881shares of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountant Fees

The following table sets forth the fees for professional audit services rendered by Vasquez & Company LLP for the audit of the Company's annual financial statements for the fiscal years 2007 and 2006.


                                                  2007       2006
--------------------------------------------    --------   --------
Audit Fees                                      $199,000   $158,500
---------------------------------------------   --------   --------
Audit-related Fees*                               58,500       --
---------------------------------------------   --------   --------
Tax Fees                                          20,000     20,000
---------------------------------------------   --------   --------
All other Fees                                      --         --
---------------------------------------------   --------   --------
Total Fees                                      $277,500   $178,500
---------------------------------------------   --------   --------
            *Assisting client in replying to SEC comments,  educational guidance for SOX 404 implementation, explanation of audit work to internal auditor of prospective lender.



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

10.5      SOYO Group Agreement with UCB, dated February 7, 2007

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


-------------
*Filed herein

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOYO GROUP, INC.


Dated:  March 31, 2008             By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title:  President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2008            By  /s/ Ming Tung Chok
                                   ---------------------------------------------
                                   Name: Ming Tung Chok
                                   Title: President, Chief Executive Officer and Director


Dated:  March 31, 2008            By  /s/ Nancy Chu
                                   ---------------------------------------------
                                   Name: Nancy Chu
                                   Title: Chief Financial Officer, Secretary and

Dated:  March 31, 2008           By  /s/ Henry Song
                                   ---------------------------------------------
                                   Name: Henry Song
                                   Title: Director

Dated March 31, 2008             By  /s/ Chung Chin Keung
                                   ---------------------------------------------
                                   Name: Chung Chin Keung
                                   Title: Director

Dated:  March 31, 2008            By  /s/ Jay Schrankler
                                   ---------------------------------------------
                                   Name: Jay Schrankler
                                   Title: Director