Form 10-K/A
period 2007-12-31
SOYO GROUP INC
filed 2008-03-31
CIK 1108955

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

Selected Consolidated Statements of Operations Data:

                                                         Year Ended December 31

                                    2007            2006           2005            2004            2003
                                    ----            ----           ----            ----            ----

Net revenue                  $110,922,809       $56,758,688    $38,263,032    $32,426,414     $31,034,239
Income (loss) from              4,477,878         1,519,271        514,290     (3,913,683)       (980,347)
operations
Net income (loss)
attributable to common          3,047,353           252,182       (633,443)    (4,143,978)       (984,588)
shareholders
Net income (loss) per               $0.06            $0.01          ($0.01)        ($0.10)         ($0.02)
common share-basic



Selected Consolidated Balance Sheet Data:

                                                                  December 31
                                       2007           2006           2005           2004           2003
                                       ----           ----           ----           ----           ----

Total assets                      $51,967,330     $26,592,239    $16,907,390    $7,500,437      $12,729,453
Long-term payable to Soyo
     Taiwan                                 -               -              -             -       12,000,000
Shareholders' Equity (Deficit)      8,127,600       2,522,564      1,477,703    (4,057,028)     (12,136,783)
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

The Company sells to distributors, retailers and directly to consumers. Revenues through such distribution channels for each of the three years ended December
31, 2007, 2006 and 2005 are summarized as follows:

                                                  Year Ended December 31
                             2007             %            2006            %           2005            %
                             ----            --            ----           --           ----           --
Revenues
  Distributors          $   55,609,498      50.1      $35,510,804        62.6      $22,312,488       58.3
  Retailers                 46,706,227      42.1       15,187,152        26.8       15,742,332       41.2
  Others                     8,607,085       7.8        6,060,732        10.6          208,212        0.5
                        --------------     -----    --------------      -----     ------------      -----
Total                   $  110,922,809     100.0      $56,758,688       100.0      $38,263,032      100.0

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

Revenues by geographic segment are summarized as follows:
                                                             Year Ended December 31
                                         2007          %         2006          %         2005          %
                                         ----         --         ----         --         ----         --
Revenues
  United States                       $79,412,207    71.5    $42,628,547     75.2    $20,686,944     54.1
  Other N. America                     17,297,999    15.6      2,472,209      4.4        983,606      2.6
  Central and South America            10,054,602     9.1     10,253,665     18.0      2,993,532      7.8
  Hong Kong                             2,862,564     2.6        139,490      0.2     13,598,950     35.4
  Other locations                       1,295,437     1.2      1,264,777      2.2            N/A      N/A
                                      -----------   -----    -----------    -----    ------------   -----
Total                                $110,922,809   100.0    $56,758,688    100.0    $38,263,032    100.0

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

Revenues by product line are summarized as follows:


                                                             Year Ended December 31
                                         2007          %         2006          %         2005          %
                                         ----         --         ----         --         ----         --

Revenues
  Consumer electronics                $53,786,883    48.5    $27,543,873     48.5    $18,739,719     49.0
  Computer parts and                   56,830,322    51.3     29,204,792     51.5     18,906,367     49.4
       peripherals
  Furniture                               249,803     0.2
  Voice and communication                  55,801                 10,023      --         616,946      1.6
                                      -----------    -----   -----------     -----   -----------    -----
Total                                $110,922,809    100.0   $56,758,688     100.0   $38,263,032    100.0


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

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the years ended December 31, 2007 and 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

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

The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective method. As a result, the Company recognized stock-based compensation of $506,222 for the issuance of employee stock options in 2006. The Company issued additional stock options to employees in February 2007. As a result, the charge against earnings for employee stock options was $1,124,157 and increase of over $600,000 from the prior year. Additionally, the Company recognized over $1,100,000 of expenses from share based compensation to directors and consultants.

During 2007, the Company incurred a non cash expense of $421,555 related to stock options issued to consultants. There was no such expense in 2006.

During the year, the Company paid $353,000 to Honeywell International Inc. as prepayments for royalties to be paid on sales of Honeywell branded products. There were no payments to Honeywell International Inc. in 2006.

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

Years Ended December 31, 2006 and 2005-

Net Revenues. Net revenues increased by $18,495,656 or 48.3% to $56,758,688 in 2006 as compared to $38,263,032 in 2005. The increase in net revenues was primarily attributable to the strong sales of LCD TVs and LCD monitors, as well as the success of our sales force in opening new markets and developing new business opportunities New customers that purchased products from the Company in 2006 that had never before purchased products from the Company included Staples, the Office Depot and Wal Mart Canada.

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

Operating Activities. The Company utilized cash of $20,159,026 from operating activities during the year ended December 31, 2007, compared to utilizing cash of $2,941,820 from operating activities during the year ended December 31, 2006, and utilizing cash of $178,088 from operating activities during the year ended December 31, 2005.

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

Investing  Activities

The  Company  expended  $50,272,  $48,894 and  $621,970  in 2007,  2006 and 2005
respectively for the purchase of property and equipment. The large expenditure in 2005 is for the purchase of telephone lines and equipment in China to support the VoIP division. Those assets were sold along with all other assets from the VoIP division in December 2007.

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

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. The maximum loan balance was increased in December 2007 to $17 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged during both increases. At December 31, 2007, the balance of the asset based loan due to UCB was $16,863,909.

In June 2007, UCB offered to provide the Company with an  alternative  source of financing- Purchase Order financing.  This line differed from all other forms of financing in that the bank was offering to advance  funds  against our customers specific purchase orders,  provided the customer met the bank's stringent credit requirements.  The end result is that the  Company can use this credit line only
by  obtaining   purchase  orders  from  large  customers   before  ordering  the
merchandise.  The funds would then be advanced to the manufacturer after product was shipped, and once the product was delivered to the customer,  and the status of the order was changed from a purchase  order to a receivable,  the loan would have to be paid back, or the balance transferred to the asset based credit line.
The Company began buying  merchandise under the Purchase Order financing line in
June 2007. As of December 31, 2007, the amount SOYO owed to UCB was $10,960,581.


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

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of MINIMUM royalties by SOYO to Honeywell International Inc. totaling $3,840,000. Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $424,000 in 2008. Although the Company signed the agreement in 2007 and no sales of Honeywell branded products were made in 2007, $353,000 in royalties were paid to Honeywell International Inc. in 2007.

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

          See accompanying notes to consolidated financial statements


                         SOYO Group, Inc. and Subsidiary
            Consolidated Statements of Shareholders' Equity (Deficit)
                  Years Ended December 31, 2007, 2006 and 2005



                                                                   Preferred              pref stock    Additional     Total
                                                Common Stock        Stock                   backup       Paid In    Accumulated
                                             Shares     Par Value   Shares    Par Value     whldng       Capital      Deficit
                                           -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2001                  28,182,750     28,183  1,000,000      1,000                    470,817     (918,737)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Shares of common stock
  retained by
  shareholders
  in October 2002
  transaction                               11,817,250     11,817                                          (11,817)
Net loss for the year
  ended December 31, 2002                         --         --         --         --                               (10,733,458)
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2002                  40,000,000     40,000  1,000,000      1,000                    459,000  (11,652,195)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Net loss for the year
  ended December 31, 2003                         --         --         --         --                                  (984,588)
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2003                  40,000,000     40,000  1,000,000      1,000                    459,000  (12,636,783)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Issuance of Preferred
Stock for Long Term Debt                                           2,500,000  1,304,000                 10,696,000
Dividends                                                            114,195    114,195
Accretion of Discount                                                           109,538
Net loss for the year
  ended December 31, 2004                         --         --                                                      (4,143,978)
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2004                  40,000,000     40,000  3,614,195  1,528,733                 11,155,000  (16,780,761)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Issuance of Common
Stock for Private Placement                    500,000        500                                          499,500
Issuance of Common
Stock for Payment of Services                   30,000         30
Issuance of Common
Stock for Payment of Accounts Payable        5,645,330      5,645                                        3,608,744
Issuance of Common
Stock for Payment of Loan                    1,286,669      1,287                                          963,714
Issuance of Common
Stock for Conversion of Preferred Stock      1,219,512      1,220 (1,000,000)    (1,000)                   998,780
Accretion of Discount                                                           174,753
Preferred Stock Backup Withholding                                                            (84,999)
Net Income                                                                                                              540,310
Preferred Stock Dividends                                                                                            (1,173,753)
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Balance, December 31, 2005                  48,681,511     48,682  2,614,195  1,702,486                 17,225,738  (17,414,204)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========
Issuance of Common Stock-BOD                    39,000         39                                           24,531
Issuance of Common Stock--interest pymt        267,000        267                                           80,100
Issuance of Common Stock-Paul Risberg           38,000         38                                           12,502
Accretion of Discount                                                           216,488
Preferred Stock Backup Withholding                                                            (64,946)
Stock-based compensation                                                                                   506,221
Misc. Adjustment                                                                                            17,439       35,694
Net Income                                                                                                              216,488
----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
  Balance 12/31/2006                        49,025,511     49,026  2,614,195  1,918,974      (149,945)  17,866,531  (17,162,022)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========


Per ooks 12/31/2006
 Accretion of Discount on preferred shares                                      268,191
 Preferred Stock Backup Withholding                                                           (80,457)
 To book FAS 123 adjustment:
     stock option compensation for employees:                                                             1,124,157
     stock option compensation paid for
          professional services                764,645        764                                           802,832
     Stock issued as compensation for
      directors and others                   1,540,000      1,540                                           305,460
   Forefeitures of non-qualified stock options                                                             (100,800)
 Exercise of stock employees options           674,500        675                                           235,400
Net income for  2007 (as of 3.24.2008)                                                                                3,047,353

----------------------------------------   -----------  --------- ----------  ---------   -----------  -----------  -----------
Per books 12/31/2007                        52,004,656  52,004.51  2,614,195  2,187,165      (230,402)  20,233,500  (14,114,669)
========================================   ===========  ========= ==========  =========   ===========  ===========  ===========



                         SOYO Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                     -------------------------------------------
                                                                                Years Ended December 31,
                                                                     -------------------------------------------
                                                                                         2006
                                                                         2007          restated          2005
                                                                     ------------    ------------    ------------
OPERATING ACTIVITIES

Net Income (loss)                                                    $  3,315,544         468,670    $    540,310
Adjustments to reconcile net
 income(loss) to net cash provided
 by (used in) operating activities:
    Depreciation                                                           91,818          43,818          35,394
    Provision for doubtful accounts and recovery of AR written off        394,615         907,065          34,513
    Provision for inventory obsolescence                                   80,486            --
    Conversion of accounts payable to long-term debt                         --         3,735,198            --
   Stock compensation for employees                                     1,124,157         506,222
   Stock compensation paid for professional services                      803,596         134,915
   Stock issued as compensation for directors and others                  307,000            --
   Forfeitures of non-qualified stock options                            (100,880)           --
   Loss on sale of VOIP equipment and inventories                         159,714            --
Changes in operating assets
and liabilities:
(Increase) decrease in:
Accounts receivable                                                   (11,051,465)    (10,095,680)     (5,236,151)
Inventories - net                                                      (4,733,348)        198,409      (4,128,119)
Prepaid expenses                                                         (151,116)        (15,649)         51,432
Deferred income tax assets - current & non-current                     (1,203,000)           --
Deposits                                                               (8,565,313)       (206,175)         (2,109)
Increase (decrease) in:

Accounts payable trade & others                                        (1,737,421)      2,096,038       8,017,326
Accrued liabilities                                                       270,069        (767,651)        509,316
Income tax payable                                                        836,518          53,000
                                                                     ------------    ------------    ------------
Net cash provided by (used in) operating activities                   (20,159,026)     (2,941,820)       (178,088)
                                                                     ------------    ------------    ------------
INVESTING ACTIVITIES
Purchase of property and equipment                                        (50,272)        (48,891)       (621,970)
Disposal of Fixed Assets                                                     --           205,000
                                                                     ------------    ------------    ------------

Net cash Supplied (used) in investing activities                          (50,272)        156,109        (621,970)
                                                                     ------------    ------------    ------------


FINANCING ACTIVITIES
Advances from officer, directors and major shareholder                   (100,000)                           165,000
Receivables sold with recourse                                         (3,588,403)           --
Commercial loans due to UCB                                            27,824,490            --
Proceeds from accounts receivable discounting                                --        15,611,928
Repayments of accounts receivable discounting                                --       (12,023,525)




Repayment of advances from officer, director
    and major shareholder                                                    --           (65,000)       (240,000)

 Repayment of long-term debt                                           (3,735,198)           --           500,000
Proceeds from employees' exercise of stock options                        236,075            --
Payment of backup withholding                                                --              --
taxes on accreted dividends on preferred stock                            (80,457)        (64,946)        (84,999)
                                                                     ------------    ------------    ------------

Net cash provided by financing activities                              20,556,507       3,458,457         340,001
                                                                     ------------    ------------    ------------
CASH AND CASH EQUIVALENTS:
Net increase (decrease)                                                   347,209         672,746        (460,057)

At beginning of year                                                    1,501,040         828,294       1,288,351
                                                                     ------------    ------------    ------------

At end of year                                                       $  1,848,249    $  1,501,040    $    828,294
                                                                     ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:


Cash paid for interest                                               $  1,364,059         901,900          97,783
                                                                     ------------    ------------    ------------

Cash paid for income taxes                                                 26,696          20,310             800
                                                                     ------------    ------------    ------------
NON-CASH INVESTING AND FINANCING
ACTIVITIES
 Disposal of VOIP equipment and inventory assets in exchange

     For investment in common stock of 247 MGI                            400,000
Settlement of business loan of                                       ------------
$913,750 and accrued interest of
$51,251 through issuance of common stock                                                                  965,001
                                                                                                     ------------
Settlement of accounts payable
   through issuance of common stock                                                                     3,614,419
Conversion of Class A preferred                                                                      ------------
stock to common stock                                                                                       1,000
                                                                                                     ------------

Accretion of discount on Class B                                          268,191         216,488         174,753
preferred stock                                                      ------------    ------------    ------------

Deemed dividend on Class A                                                                                999,000
preferred stock                                                                                      ------------

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

         Weighted average Shares outstanding at 12/31/2007         49,354,963
         Add: Conversion of Preferred Stock
            (2,614,195 divide by $1.15 per share)                   2,273,213
              Vested in the  money options                          1,966,000
                                                                   ----------
         Total fully diluted shares at 12/31/2007                  53,594,176
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

7. Commercial Loans Due to UCB

At December 31, 2007, Commercial loans due to UCB consisted of:

            Receivable financing                        $ 16,863,909
            Purchasing financing                          10,960,581
                                                        ------------
                 Total                                  $ 27,824,490
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


12.  Significant Concentrations

a.   Customers

The Company sells to distributors, retailers and directly to consumers. Revenues through such distribution channels for each of the three years ended December
31, 2007, 2006 and 2005 are summarized as follows:

                                                    Year Ended December 31
                                                    ----------------------

                            2007            %           2006            %            2005            %
                            ----            -           ----            -            ----            -

Revenues
  Distributors         $55,609,498        50.1      $35,510,804        62.6      $22,312,488       58.3
  Retailers             46,706,227        42.1       15,187,152        26.8       15,742,332       41.2
  Others                 8,607,085         7.8        6,060,732        10.6          208,212        0.5
                      ------------       -----      -----------       -----      -----------      -----
Total                 $110,922,809       100.0      $56,758,688       100.0      $38,263,032      100.0

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


Revenues by product line are summarized as follows:


                                                             Year Ended December 31
                                                             ----------------------
                                         2007          %         2006          %         2005          %
                                         ----          -         ----          -         ----          -
Revenues
  Consumer electronics                $53,786,883    48.5    $27,543,873     48.5    $18,739,719     49.0
  Computer parts and
       peripherals                     56,830,322    51.3     29,204,792     51.5     18,906,367     49.4
  Furniture                               249,803     0.2

  Voice and communication                 55,801                  10,023      --         616,946       1.6
                                    ------------     -----   -----------     -----   -----------     -----
Total                               $110,922,809     100.0   $56,758,688     100.0   $38,263,032     100.0

b. Geographic Segments

Revenues by geographic segment are summarized as follows:
                                                             Year Ended December 31
                                                             ----------------------
                                         2007          %         2006          %         2005          %
                                         ----          -         ----          -         ----          -
Revenues
  United States                       $79,412,207    71.5    $42,628,547     75.2    $20,686,944     54.1
  Other N. America                     17,297,999    15.6      2,472,209      4.4        983,606      2.6




  Central and South America            10,054,602     9.1      10,253,665    18.0      2,993,532      7.8
  Hong Kong                             2,862,564     2.6         139,490     0.2     13,598,950     35.4
  Other locations                       1,295,437     1.2       1,264,777     2.2            N/A      N/A
                                     ------------   -----     -----------   -----    -----------    -----
Total                                $110,922,809   100.0     $56,758,688   100.0    $38,263,032    100.0

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

                               Three months ended:
-------------------------------------------------------------------------------------------------------
                      March 31,2007    June 30, 2007    Sept.30, 2007    Dec. 31, 2007       Total
-------------------   -------------    -------------    -------------    -------------    -------------
Net Revenues          $  14,691,110    $  24,202,395    $  33,435,184    $  38,594,120    $ 110,922,809
-------------------   -------------    -------------    -------------    -------------    -------------
Gross Margin              2,608,196        3,803,092        3,630,362        4,379,685       14,421,335
-------------------   -------------    -------------    -------------    -------------    -------------
Income  (Loss)              414,437          362,540        2,021,233        1,679,668        4,477,878
from Operations
-------------------   -------------    -------------    -------------    -------------    -------------
Other  Income              (116,020)        (321,633)        (177,786)        (910,895)      (1,526,334)
(Expense) Net
-------------------   -------------    -------------    -------------    -------------    -------------
Income  (Loss)              298,417           40,907        1,843,447          768,773        2,951,544
before taxes
-------------------   -------------    -------------    -------------    -------------    -------------
Income Taxes                (63,085)        (129,775)         (78,379)        (567,761)        (839,000)
(Current)
-------------------   -------------    -------------    -------------    -------------    -------------
Deferred Taxes              286,858          439,802                           476,340        1,203,000
-------------------   -------------    -------------    -------------    -------------    -------------
Net Income                  522,190          350,934        2,509,857          (67,437)       3,315,544
-------------------   -------------    -------------    -------------    -------------    -------------
Preferred                   (61,763)         (65,160)         (68,744)         (72,525)        (268,191)
Dividends
-------------------   -------------    -------------    -------------    -------------    -------------
Net Income                  460,427          285,774        2,441,113         (139,962)       3,047,353
Attributable to
Common
Shareholders
-------------------   -------------    -------------    -------------    -------------    -------------
Net Income (Loss)
per share
Basic                           .01              .01              .05             (.00)             .06
Diluted                         .01              .01              .05             (.00)             .06
-------------------   -------------    -------------    -------------    -------------    -------------




                              Three months ended:
--------------------------------------------------------------------------------------------------
                      March 31,2006   June 30, 2006   Sept. 30,2006   Dec. 31, 2006      Total
-------------------   ------------    ------------    ------------    ------------    ------------
Net Revenues          $ 11,548,187    $ 10,787,515    $ 10,005,084    $ 24,417,902    $ 56,758,688
-------------------   ------------    ------------    ------------    ------------    ------------
Gross Margin             1,651,088       2,306,753       2,233,361       3,033,237       9,224,439
-------------------   ------------    ------------    ------------    ------------    ------------
Income (Loss)             (209,526)        635,182         526,909         566,706       1,519,271
from Operations
-------------------   ------------    ------------    ------------    ------------    ------------
Other Income               (64,609)        (73,698)       (207,338)       (651,686)       (997,601)
(Expense) Net
-------------------   ------------    ------------    ------------    ------------    ------------
Income (Loss)             (274,135)        561,214         319,658         (84,977)        521,670
before taxes
-------------------   ------------    ------------    ------------    ------------    ------------
Income Taxes                                                               (53,000)        (53,000)
-------------------   ------------    ------------    ------------    ------------    ------------
Net Income                (274,135)        561,214         319,658        (137,977)        468,670
-------------------   ------------    ------------    ------------    ------------    ------------
Preferred                  (49,856)        (52,598)        (55,491)        (58,543)       (216,488)
Dividends
-------------------   ------------    ------------    ------------    ------------    ------------
Net Income                (323,991)        508,616         264,077        (196,520)        252,182
Attributable to
Common
Shareholders
-------------------   ------------    ------------    ------------    ------------    ------------
Net Income (Loss)
per share
Basic                         (.01)            .01             .01               0             .01
Diluted                       (.01)            .01             .01               0             .01
-------------------   ------------    ------------    ------------    ------------    ------------


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