Form 10-Q
period 2008-03-31
SOYO GROUP INC
filed 2008-05-15
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2008


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

     As of May 14, 2008 there were 52,179,656 shares Outstanding.

     Documents Incorporated by Reference: None

SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed  Consolidated  Balance  Sheets  -  March 31, 2008
           (Unaudited) and December 31, 2007...................................5

           Condensed  Consolidated  Statements of  Operations  (Unaudited) -
           Three Months Ended March 31, 2008 and 2007..........................7


           Condensed  Consolidated  Statements  of Cash Flows  (Unaudited) -
           Three Months Ended March 31, 2008 and 2007..........................8

           Notes to Condensed  Consolidated Financial Statements (Unaudited)
           - Three Months Ended March 31, 2008 and 2007........................9



   Item 2. Management's  Discussion and Analysis of Financial  Condition and
           Results of Operations..............................................21

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........31

   Item 4. Controls and Procedures............................................31


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................32

   Item 1A.  Risk Factors.....................................................33

   Item 2. Changes in  Securities,  Use of Proceeds and Issuer  Purchases of
           Equity Securities..................................................33

   Item 3. Defaults upon Senior Securities....................................33

   Item 4. Submission of Matters to a Vote of Security Holders................33



   Item 5. Other Information..................................................34

   Item 6. Exhibits and Reports on Form 8-K...................................34


SIGNATURES....................................................................34


                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

Consolidated Balance Sheets

                                                            March 31,          December 31
                                                              2008                2007
                                                         ----------------    ---------------
                                                           (Unaudited)          (Restated)
ASSETS
Current Assets
Cash and cash equivalents                                      3,560,952          1,848,249
Accounts receivable, net of allowance
  for doubtful accounts of $ 1,105,663 and $783,573
at March 31, 2008 and December 31, 2007 respectively          29,636,628         27,123,985
Inventories, net of allowance for inventory
obsolescence of $222,044 and $88,114 as of March 31,
2008 and December 31, 2007 and respectively                   15,612,047         12,221,265
Prepaid expenses                                                 723,893            187,749
Deferred income tax assets                                       582,963            544,688
Deposits                                                       8,766,995          8,808,408
                                                         ----------------    ---------------
   Total Current Assets                                       58,883,478         50,734,344
                                                         ----------------    ---------------

Investment in 247 MGI                                            800,000            400,000

Property and equipment                                          319,252,            316,287
Less accumulated depreciation
   and amortization                                            (154,248)          (141,613)
                                                         ----------------    ---------------
                                                                 165,004            174,674

Deferred income tax - noncurrent                                 677,037            658,312
    Total noncurrent assets                                    1,642,041          1,232,986

Total Assets                                                 $60,525,519        $51,967,330
                                                         ================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                             $19,051,452        $14,336,196
Accrued liabilities                                              825,987            789,526
Commercial Loans due to UCB                                   26,359,020         27,824,490
Gateway Trade Finance                                          4,279,110
                                                         ----------------

Income Tax Payable                                             1,170,876            889,518
                                                         ----------------    ---------------
   Total current liabilities                                  51,686,445         43,839,730
                                                         ----------------    ---------------




Long term payable                                                      0
                                                         ----------------    ---------------
Total liabilities                                             51,686,445         43,839,730
                                                         ----------------    ---------------

EQUITY
Class B Preferred stock, $0.001 par value,
  authorized - 10,000,000 shares, Issued
   and outstanding - 3,181,357shares in 2008
   and 2,797,738 shares in 2006                               2,263,678          2,187,165
Preferred stock backup withholding                             (253,356)          (230,402)
Common stock, $0.001 par value.
   Authorized - 75,000,000 shares, Issued and
outstanding - 52,179,656 shares in 2008 and 52,004,656
shares in 2007                                                    52,180             52,005
Additional paid-in capital                                    20,685,530         20,233,500
Accumulated deficit                                          (13,908,958)       (14,114,668)
                                                         ----------------    ---------------
   Total shareholders' Equity                                  8,839,074          8,127,600
                                                         ----------------    ---------------

Total liabilities and shareholders' equity                   $60,525,519        $51,967,330
                                                         ================    ===============
                                                                       0                  0




         See accompanying notes to the unaudited condensed consolidated financial statements

                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                            Three months ended March 31,
                                                2008            2007
                                                ----            ----


Net revenues                               $ 24,795,315    $ 14,691,110
Cost of revenues                             21,689,211      12,082,914

Gross margin                                  3,106,104       2,608,196
Costs and expenses:
Sales and marketing                             427,635         590,856
General and                                   1,404,177       1,578,174
administrative
Provision for doubtful accounts                 452,090           1,438
Depreciation and amortization:
   Property and equipment                        12,635          23,291
Total costs and expenses                      2,296,537       2,193,759
Income from operations                          809,567         414,437
Other income (expense):
   Interest income                               12,107          31,385
   Interes texpense                            (385,147)        (59,715)
   Other income (expense)                       400,000         (87,690)
   Other income (expense), net                   26,960        (116,020)
Income before provision for income              836,527         298,417
taxes
Provision for income taxes                      433,180          63,085
Deferred income tax benefit                     (57,000)       (286,858)
Net income (loss)                               460,347         522,190

Less: dividends on convertible                  254,638          61,763
preferred stock
Net income (loss) attributable to               205,709         460,427
common shareholders
Net income (loss) per common share -                .00             .01
Basic and diluted                                   .00             .01

Weighted average number of shares of         50,111,501      49,025,511
common stock outstanding - Basic and         55,067,176      54,706,506
diluted


           See accompanying notes to unaudited condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three months ended March 31,
                                                        2008           2007
                                                        ----           ----
OPERATING ACTIVITIES
Net Income (loss)                                     460,347        522,190
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and Amortization                          12,635         23,290
Unrealized gain on available for sale securities     (400,000)
Non cash payments for director's compensation
Stock based compensation                              212,831        176,794
Provision for doubtful accounts                       322,090          1,438
Provision for inventory obsolescence                   53,444
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable                                (2,834,733)       230,273
Inventories                                        (3,444,226)      (541,848)
Prepaid expenses                                     (536,144)         7,309
Deposits                                               41,413        (70,133)
Deferred income tax asset - current                   (38,275)      (286,858)
Deferred income tax asset - non current               (18,725)
Increase (Decrease) in:
Accounts payable                                    4,715,256     (6,931,802)
Accrued liabilities                                    36,461          3,766
Income tax payable                                    281,358
                                                  -----------    -----------
Net cash used in operating activities              (1,136,268)    (6,865,581)
                                                  -----------    -----------

INVESTING ACTIVITIES
Purchase of property and equipment                     (2,965)        (9,791)
Proceeds from sale of equipment
                                                  -----------    -----------
Net cash used in investing activities                  (2,965)        (9,791)
                                                  -----------    -----------

FINANCING ACTIVITIES

Proceeds from issuance of common stock                 61,250
Proceeds from accounts receivable discounting                      1,294,217
Repayments of accounts receivable discounting                     (4,882,620)
Proceeds from business loan                         4,279,110     11,000,512
Repayment of business loan                         (1,465,470)
Payment of backup withholding tax on accreted
dividends on preferred stock                          (22,954)       (18,529)
Short term loan                                                     (100,000)
                                                  -----------    -----------
Net cash used in financing activities               2,851,936      7,293,580
                                                  -----------    -----------


CASH AND CASH EQUIVALENTS
Net Increase (Decrease)                             1,712,703        418,208
At beginning of Period                              1,848,249      1,501,040
                                                  -----------    -----------
At End of Period                                    3,560,952      1,919,248
                                                  ===========    ===========


Non cash investing and financing activities
Accretion of discount on Class B preferred stock       76,513         61,763
Stock Option Compensation                                            176,794
Unrealized gain on available for sale securities      400,000



           See accompanying notes to unaudited condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                   Three Months Ended March 31, 2008 and 2007


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

Interim Financial Statements - The accompanying interim unaudited condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company's audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008. The largest part of the Company's business, the importing and resale of consumer electronic products, is a seasonal business. The busiest time of the year is the holiday season, which occurs at the end of the year. Accordingly, sales for the year should improve as the year passes, culminating in strongest sales in the third and fourth quarters.

Business - Through 2007, The Company sold products under four different product lines: 1) Computer products ; 2) Consumer Electronics; 3) Furniture 4) Communcations (VoIP).

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

On December 31, 2007, the Company sold all of the assets related to the VoIP business to 247MGI of Fort Lauderdale, Florida for 40,000,000 shares of 247MGI's common stock. The stock is traded on the OTC pink sheets. The Company has no plans to dispose of the 247MGI stock, and intends to hold it long term as an investment.

The Company's products are sold to distributors and retailers primarily in North and South America.

SOYO Group Inc. has signed a license agreement with Honeywell Intellectual Properties Inc. and Honeywell International Inc., effective January 1, 2007, under which SOYO will create and market certain consumer electronics products under the Honeywell Brand.

The agreement is for a minimum period of 6.5 years and calls for the payment of MINIMUM royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement were $353,000 through December 31, 2007, and $469,000 through December 31, 2008. As of March 31, 2008, the
Company has paid $608,000 to Honeywell as minimum royalty payments.

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

2. Earnings  Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding shares of preferred stock, and stock options granted to employees in 2005 and 2007. The calculation of fully diluted shares is as follows:

          Weighted average Shares outstanding at 3/31/2008   50,111,501
          Add: Conversion of Preferred Stock
             (2,690,708 divide by $.90 per share)             2,989,676
               Vested in the money options
                                                              1,966,000

                                                             ----------
          Total fully diluted shares at 3/31/2008            55,067,177
                                                             ==========


As of March 31, 2008, potentially dilutive securities consisted of 2,614,195 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share. As of March 31, 2008, 2,989,676 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock based on the $0.90 per share conversion price.


The Company applies the treasury stock method to each individual compensation grant. If a grant is out-of-the-money based on the stated exercise price, the effects of including any component of the assumed proceeds associated with that grant in the treasury stock method calculation would be antidilutive. A holder would not be expected to exercise out-of-the money awards. For the period ended

March 31, 2008, al stock options granted in 2005 and 2007 were "in the money" and therefore are all included in the computation of diluted EPS.



Comprehensive Income (Loss) - The Company reports comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three months ended March 31, 2008 and 2007.

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

Stock Options and Warrants - As of December 31, 2007, the Company had both warrants and options outstanding. The outstanding warrants were those issued to Evergreen Technology as part of the private placement completed in March 2005. The warrants expired unexercised on March 20, 2008.

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $0.75. One third of those options vested and were available for purchase on July 22, 2006, one third vested on July 22, 2007, and one third will vest on July 22, 2008. The grants will expire if unused on July 22, 2010. As of March 31, 2008, none of the options had been exercised, and 1,200,000 options issued to Ming Chok and Nancy Chu had been returned to the Company. Seventeen employees who were issued stock options in 2005 had left the Company, and those 17 employees forfeited 714,000 options. Of the remaining 987,000 outstanding options, 662,000 were vested as of March 31, 2008. The remaining 325,000 will vest on July 22, 2008. If not exercised, all 987,000 options will expire on July 22, 2010.

The Company did not grant any stock options to employees, officers or directors in 2006. On February 2, 2007, the Company issued 4,805,000 option grants to employees at a strike price of $0.35. One third of those options were immediately vested and available for purchase on February 2, 2007, one third vested on February 2, 2008, and the remaining one third will vest on February 2, 2009. The grants will expire if unused on February 2, 2012.

During 2007, 674,500 of the options granted in 2007 were exercised. As of March 31, 2008, eight ndividuals who were granted options in 2007 had left the Company. Those individuals exercised a total of 183,000 options, and forfeited an additional 520,000 options.

As of March 31, 2008, employees held 3,710,500 options of the options granted in 2007, of which 2,500,000 have vested. The Company also issued 100,000 options to three new employees later in 2007, of which 67,000 have vested.

For the three  months  ended  March  31,  2008 and 2007,  the  Company  recorded
$144,594 and $176,749 respectively, in compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in 2005 and 2007. The compensation costs are based on the fair value at the grant date.

The fair value of the options issued in July 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.04 %, expected life of five (5) years and expected volatility 147%. The fair value of the options issued in February 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.82 %, expected life of five (5) years and expected volatility 129%.

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


3. Investment in 247MGI

On December 31, 2007, the Company completed the sale of all assets of the VoIP division to 247MGI, Inc., a Miami, Florida based publicly traded corporation just beginning operations. The sales price of the assets was $1,000,000, which was paid by 40,000,000 shares of 247MGI's restricted common stock. As of March 31, 2008, the shares had not been registered under the Securities Act of 1933, and any future sale of the shares was restricted completely for one year, and subject to volume restrictions after that. The Company has no management participation in 247MGI's business. At December 31, 2007, 247MGI had only 75,272,814 common shares outstanding, so the Company owned a majority of the outstanding shares. In February, 2008, 247MGI issued 335,000,000 common shares, diluting our holding to approximately 10% of the outstanding common shares. The

Company intends to hold the 247MGI shares as a long term investment.

Since the Company's shares are unregistered and illiquid, the net realizable value of the Company's investment is difficult to calculate. The Company has initially recorded the investment for $400,000 and during the first quarter 2008, had marked-to-market the asset to $800,000 based on the closing stock price of 247MGI as of March 31, 2008.


4. Commercial Loans Due to UCB

At March 31, 2008, Commercial loans due to UCB consisted of:

------------------------------------- ---------------
Asset based financing                 $ 17,662,733
------------------------------------- ---------------
Purchase Order financing                 8,696,287
------------------------------------- ---------------
      Total                           $ 26,359,020
------------------------------------- ---------------


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

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. The maximum loan balance was increased in December 2007 to $17 million, and then to $18 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged during the increases.. For reporting purposes, the loan has been segregated from other payables and reported as a separate line item. At March 31, 2008, the balance of the loan due to UCB was $17,662,733.

In June 2007, UCB offered to provide the Company with an alternative source of financing- Purchase Order financing. This line differed from all other forms of financing in that the bank was offering to advance funds against our customers specific purchase orders, provided the customer met the bank's stringent credit requirements. The end result is that the Company can use this credit line only by obtaining purchase orders from large customers before ordering the merchandise. The funds would then be advanced to the manufacturer after product was shipped, and once the product was delivered to the customer, and the status of the order was changed from a purchase order to a receivable, the loan would have to be paid back, or the balance transferred to the asset based credit line. The Company began buying merchandise under the Purchase Order financing line in June 2007. As of March 31, 2008, the amount SOYO owed to UCB was $8,696,287.

5. Gateway Trade Finance

During March 2008, the Company received a large order from a customer that could not be financed by its current credit facilities. The Company negotiated for Gateway Finance to advance and guarantee payment of the production run. The entire balance will be paid during the second quarter of 2008. The Company does not plan to utiliize external financing of this nature for future purchases due to the high cost, but may do so on a limited basis if the tranaction warrants it.

6.  Shareholders' Equity

a.   Common Stock

As of December 31, 2002, the Company had authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

Effective October 24, 2002, the Company issued 28,182,750 shares of common stock to Ming Tung Chok and Nancy Chu, who are members of SOYO Nevada management (see
Note 1). The shares of common stock were valued at par value, since the transaction was deemed to be a recapitalization of SOYO Nevada. During October 2002, the management of SOYO Nevada also separately purchased 6,026,798 shares of the 11,817,250 shares of common stock of VWHC outstanding prior to VWHC's acquisition of SOYO Nevada, for $300,000 in personal funds. The 6,026,798 shares represented 51% of the outstanding shares of common stock. When the transaction was complete, and control of the Company was transferred, SOYO Nevada management owned 34,209,548 shares of the 40,000,000 outstanding shares of the Company's common stock. Subsequent to the transaction, management distributed 8,000,000 shares of common stock to various brokers, bankers and other individuals that assisted with the transaction. In 2007, Mr. Chok gave a gift of 1,000,000 shares to an individual. In March, 2008, Mr. Chok announced that he and his wife bought 776,000 shares of the Company's common stock in a private placement at $1.25 per share. No one individual or corporation other than those named in Item 12 of this report ever owned more than 5% of the common shares outstanding.

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

For the quarter ended March 31, 2008, the Company recorded accreted dividends of $76,513. For the quarter ended March 31, 2007, the Company recorded accreted dividends of $61,763.


7. Income Taxes

Components of the provision (benefit) for income taxes for the periods ended:

                                                               Three
                      Year                Year                 Months
                      Ended               Ended                Ended
                    12/31/2006          12/31/2007           3/31/2008
                   -----------         -----------          -----------
Current:
   Federal         $     1,000         $   515,000          $   364,000
   State                52,000             324,000               69,000
                   -----------         -----------          -----------
   Total                53,000             839,000              433,000
                   -----------         -----------          -----------

Deferred:

   Federal                --            (1,038,000)             (48,000)
   State                  --              (165,000)              (9,000)
                   -----------         -----------          -----------
   Total                  --            (1,203,000)             (57,000)
                   -----------         -----------          -----------

Total              $    53,000         $  (364,000)         $   376,000
                   ===========         ===========          ===========





Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 2008, December 31, 2007 and 2006 are as follows:

Components of deferred income taxes as of:

                                       12/31/2006     12/31/2007    3/31/2008
                                      -----------    -----------   -----------
   Net operating loss carryforwards   $ 1,310,000    $      --     $      --
   Depreciation                           288,000        214,000       206,000
   Reserves and allowances                214,000        442,000       644,000
   Shares-based compensation                 --          444,000       471,000
                                      -----------    -----------   -----------
   State income taxes                      69,000        103,000        99,000
                                      -----------    -----------   -----------
   Total deferred tax assets            1,881,000      1,203,000     1,420,000
   Valuation allowance                 (1,881,000)          --            --
                                      -----------    -----------   -----------

   Deferred tax assets                       --        1,203,000     1,420,000
                                      -----------    -----------   -----------

   Unrealized gain on trading
   securities                                --             --         160,000
                                      -----------    -----------   -----------
   Deferred tax liability                    --             --         160,000
                                      -----------    -----------   -----------

   Net deferred tax assets            $      --      $ 1,203,000   $ 1,260,000
                                      ===========    ===========   ===========



The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective rate for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006 is as follows:

Reconciliation of federal income tax rate:
                                                                      Three
                                             Year        Year         Months
                                             Ended       Ended        Ended
                                           12/31/2006  12/31/2007   3/31/2008
                                            ---------   ---------   ---------
     federal statutory rate                     34.0%       34.0%       34.0%
     Stock-based compensation                   33.0%        9.5%        5.9%
     State income taxes                          6.5%        3.6%        7.2%
     Non-deductible expenses                     2.9%        0.6%        0.7%
     Change in valuation allowance             -67.2%      -60.0%        0.0%
     Other                                       0.8%        0.0%       -2.9%
                                            ---------   ---------   ---------

     Effective tax rate                         10.0%      -12.3%       44.9%
                                            =========   =========   =========





8. Significant Concentrations

a. Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                  Three Months Ended March 31,
                          -------------------------------------------
                             2008         %         2007         %
                          -----------   ------   -----------   ------
Revenues:
-----------------------   -----------   ------   -----------   ------
     Distributors         $12,817,221    51.69   $11,883,335    80.89
-----------------------   -----------   ------   -----------   ------
     Retailers             10,631,444    42.87       941,413     6.41
-----------------------   -----------   ------   -----------   ------
     Others                 1,346,650     5.44     1,866,362    12.70
-----------------------   -----------   ------   -----------   ------
Total                     $24,795,315   100.00   $14,691,110   100.00
-----------------------   -----------   ------   -----------   ------

During the three months ended March 31, 2008 and 2007, the Company offered price protection to certain customers under specific programs aggregating $ 198,000 and $200,354 respectively, which reduced net revenues and accounts receivable accordingly.

During the three months ended March 31, 2008, the Company had one customer, Office Max, that accounted for $5,763,265 of its quarterly revenue, equal to 23.3% of its net revenue for the quarter.

During the three months ended March 31, 2007, the Company had no customers that accounted for more than 10% of net revenues during the quarter.

b. Geographic Segments

Financial information by geographic segments is summarized as follows:


                                           Three Months Ended March 31,
                                 ----------------------------------------------
                                     2008         %         2007           %
                                 ------------   ------   ------------    ------
Gross revenues:
-------------------------------  ------------   ------   ------------    ------
   United States                 $ 20,179,297    81.38   $ 12,921,171     87.95
-------------------------------  ------------   ------   ------------    ------
   Canada                             923,396     3.72        (34,865)     (.23)
-------------------------------  ------------   ------   ------------    ------
   Central and South America        1,531,532     6.19        564,296      3.84
-------------------------------  ------------   ------   ------------    ------
   Others                           2 161,090     8.71      1,240,508      8.44
-------------------------------  ------------   ------   ------------    ------
Total                            $ 24,795,315   100.00   $ 14,691,110    100.00
-------------------------------  ------------   ------   ------------    ------




                                              Three Months Ended March 31,
                                     -------------------------------------------
                                        2008         %         2007         %
                                     -----------   ------   -----------   ------
Revenues:
----------------------------------   -----------   ------   -----------   ------
   Computer Parts and Peripherals    $18,736,382    75.56   $11,683,419    79.53
----------------------------------   -----------   ------   -----------   ------
   Consumer Electronics                5,752,241    23.20     2,981,198    20.21
----------------------------------   -----------   ------   -----------   ------
   VoIP                                                          26,493      .26
----------------------------------   -----------   ------   -----------   ------
Furniture                                306,692     1.24
----------------------------------   -----------   ------   -----------   ------
Total                                $24,795,315   100.00   $14,691,110   100.00
----------------------------------   -----------   ------   -----------   ------


d. Suppliers

As of March 31, 2008, no more than 36% of the products distributed by the SOYO Group are being supplied by any one supplier. Other than that single supplier, no other Vendor supplied more than 28% percent of the Company's inventory available for sale. SOYO Group, Inc. is establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.




Financial Outlook:


For the three months ended March 30, 2008, the Company earned $460,347, or $0.01 per share before dividends on preferred stock.

For the three months ended March 30, 2007, The Company earned $522,190, or .01 per share before dividends on preferred stock.

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

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased several times. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged. For reporting purposes, the loan has been segregated from other payables and reported as a separate line item on the balance sheet.

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

Vendor Programs:

Firm agreements with vendors for price protection, product rebates, marketing and training, product returns and promotion programs are generally recorded as adjustments to product costs, revenue or sales and marketing expenses according to the nature of the program. Depending on market conditions, the Company may implement actions to increase customer incentive offerings, which may result in a reduction of revenue at the time the incentive is offered. The Company records the corresponding cost or expense at the time it has a firm agreement with a vendor.


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



Results of Operations:

Three Months Ended March 31, 2008 and 2007::

Net Revenues. Net revenues increased by $10,104,205 or 68.8%, to $24,795,315 in the three months ended March 31, 2008, as compared to $14,691,110 in 2007. The increase in revenues was mainly due to the strong relationship with Office Max that began in 2007. In the first quarter of 2008, sales to Office Max were $5,763,265, which accounted for over 23% of the Company's revenues for the quarter.

Gross Margin. Gross margin was $3,106,104 or 12.5% in 2008, as compared to $2,608,196 or 17.7% in 2007. Gross margins decreased on a percentage basis as the Company increased sales to larger national retail chains. Additionally, higher fuels costs on purchases made FOB shipping point led to higher product costs and subsequently lower gross margins. The Company expects gross margins to stabilize around 15% and remain there throughout the year., as sales of higher margin products increase.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $163,221 to $427,635 in 2008, as compared to $590,856 in 2007. The decrease is due to the use of outside sales reps. The Company began using outside sales reps to open new markets in 2006, and as the sales have grown, the commissions grew through 2007. The Company has not employed a lot of new outside sales reps over the last few quarters, although that number will grow again when the Honeywell products are available for sale in 2008. The Company continues to believe this is a cost effective way to obtain shelf space at various retailers, so the outside commissions are likely to continue to grow larger as the business continues to grow and mature.

General and Administrative Expenses. General and administrative expenses decreased by $173,997 to $1,404,177 in 2008, as compared to $1,578,174 in 2007.
During the first part of 2007, the Company was defending itself against several lawsuits and investigations filed by various entities accusing the Company of not processing rebate claims correctly. The Company cooperated with the investigations, but the cost of defending the investigations and fixing the rebate problems was substantial. The higher expenses incurred in 2007 are partially offset by the non cash expense of the employee stock option plan in 2008. The Company issued 4,905,000 options to employees in 2007. Approximately 700,000 of the options have been exercised, and 520,000 have been forfeited by employees who left the Company. The Company recognizes a charge each quarter for the amortization of the fair value of the options granted.

Bad Debts. The Company recorded a provision for bad debts of $452,090 in the three months ended March 31, 2008, and $1,435 for the three months ended March 31, 2007. The provision has jumped as the Company has had trouble collecting from some smaller regional accounts during the quarter. As a result, the Company has tightened its credit policies to protect against bad debts.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $12,635 for the three months ended March 31, 2008, as compared to $23,291 for the three months ended March 31, 2007. The decrease was caused by the sale of the VoIP assets in December 2007. The Company owns less property and equipment subject to depreciation.

Income from Operations. The income from operations was $809,567 for the three months ended March 31, 2008, as compared to $414,437 for the three months ended March 31, 2007 This is a result of the increased revenues and gross margins described above.

Miscellaneous Income. The miscellaneous income for the three months ended March 31, 2008 amounted to $400,000 representing unrealized gain on investment in 247MGI which was marked-to-market at $0.02 per share. Miscellaneous income was a loss of $87,690 for the three months ended March 31, 2007.

Interest Income. Interest income was $12,107 for the three months ended March 31, 2008, as compared to $31,385 for the three months ended March
31, 2007. The decrease, while insignificant, is due to the Company having less cash on hand due to very tight credit constraints. All available cash is being used to purchase inventory.

Interest Expense. Interest expense was $385,147 for the three months ended March 31, 2008. Interest expense was $59,715 for the three months ended March 31, 2007. The increase was due to a single factor. The Company's revenues have grown significantly throughout the last year, as has the need for capital. The Company is borrowing more money under its credit lines.

Provision for Income Taxes. The Company recognized a provision for income taxes of $433,180 in 2008. Of that amount, $364,000 was for federal income taxes, and the balance for state income taxes. The provision is now necessary as net operating loss carry forwards will no longer offset all of the Company's tax liabilities.

Deferred  Income  Tax  Benefit/  (Expense):  The  deferred  income  tax  benefit

(expense) was $48,000 for the three months ended March 31, 2008. This is a result of timing differences between GAAP income and taxable income. The deferred income tax benefit was $286,858 in the three months ended March 31, 2007. For more information, see footnote 7 to this report.

Net Income. Net income was $460,347 for the three months ended March 31, 2008, as compared to $522,190 for the three months ended March 31, 2007.


Financial Condition - March 31, 2008:

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

In March 2008, Ming Chok, Chief Executive Officer, purchased 776,000 shares of the Company's common stock in a private placement at $1.25 per share, At the same time, he announced plans to invest approximately another $1 million in the Company's common stock during the second quarter of 2008.

Operating Activities. The Company utilized cash of $1,136,268 from operating activities during the three months ended March 31, 2008, as compared to utilizing cash of $6,865,581 in operating activities during the three months ended March 31, 2007.

At March 31, 2008, the Company had cash and cash equivalents of $3,560,952, as compared to $1,848,249 at December 31, 2007.

The Company had working capital of $7,197,033 at March 31, 2008, as compared to working capital of $6,894,614 at December 31, 2007, resulting in current ratios of 1.14:1 and 1.16:1 at March 31, 2008 and December 31, 2007, respectively.

Accounts receivable increased to $29,636,628 at March 31, 2008, as compared to $27,123,985 at December 31, 2007, an increase of $2,512,643. The Company's provision for doubtful accounts increased to $1,105,663 as of March 31, 2008.

Inventories increased to $15,612,047 at March 31, 2008, as compared to $12,221,265 at December 31, 2007, an increase of $3,390,782 or 27.7%. Inventory in transit was $5,062,989 at March 31, 2008.

Accounts payable increased to $19,051,452 at March 31, 2008, as compared to $14,336,196 at December 31, 2007, an increase of $4,715,256. The increase is due to the large increases in accounts receivables and inventories.

Accrued liabilities increased to $825,987 at March 31, 2008, as compared to $789,526 at December 31, 2007, an increase of $36,461 or less than five percent..

Commercial loans due to UCB decreased to $26,359,020 at March 31, 2008 from $27,824,490 at December 31, 2007. The decrease is due to payments the Company made on the Purchase Order financing line.

Due to Gateway Trade Finance was $4,279,110 at March 31, 2008. During March 2008, the Company received a large order from a customer that could not be financed by its current credit facilities. The Company negotiated for Gateway Trade Finance to guarantee payment of the production run. The balance has been partially paid off, but over $2,500,000 is still outstanding as of May 13, 2008. This balance will be paid off during the second quarter. The Company does not plan to utilize external financing like this for future purchases due to the high cost, but may do so on a limited basis if the transaction warrants it.

Principal Commitments:

A summary of the Company's contractual cash obligations as of March 31, 2008, is as follows:



                                         Less than 1
    Contractual Cash Obligations            year           2-3 years         4-5 years        Over 5 years
                                       ---------------- ---------------- ------------------- ----------------

Operating Leases                          $141,797            N/A               N/A                N/A
Advances from Directors                      N/A              N/A               N/A                N/A
Notes Payable/ Short Term Loan               N/A              N/A               N/A                N/A
Purchase Commitments                     $5,062,989           N/A

Royalty Payments Due                      $169,000        $1,178,000         $1,605,000         $448,000
Long Term Debt                                -                -                 -                  -
                                       ---------------- ---------------- ------------------- ----------------
Total                                    $5,373,786       $1,178,000         $1605,000          $448,000
                                       ================ ================ =================== ================

At March 31, 2008, the Company did not have any long term purchase commitment contracts to honor. The only purchase commitments were for inventory already purchased and in transit of $5,062,989.

At March 31, 2008, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

On February 8, 2007, SOYO Group announced that the Company had entered into a licensing agreement with Honeywell International Inc., effective January 1st 2007, under which SOYO will supply and market certain consumer electronics products under the Honeywell Brand.

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of MINIMUM royalties by SOYO to Honeywell International Inc. totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $424,000 in 2008. Although the Company signed the agreement in 2007 and no sales of Honeywell branded products were made in 2007, $383,000 in royalties were paid to Honeywell International Inc. in 2007, and $255,000 has been paid in 2008.

Off-Balance Sheet Arrangements:

At March 31, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At March 31, 2008, the Company did not have any material commitments for capital expenditures.

Recent Accounting Pronouncements:


In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008. The Company does not expect any material impact from applying SFAS 159.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement was effective for the Company on January 1, 2008. The Company does not expect any material impact from applying SFAS 157.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations." The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning January 1, 2009 and the Company believes this will have no impact on its financial statements.

In December, 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company believes this will have no impact on its financial statements.

 In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and the Company believes this will have no impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2007, Company did not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. On December 31, 2007, the Company sold all of the assets related to the VoIP business to 247MGI of Fort Lauderdale, Florida for 40,000,000 shares of 247MGI's common stock. The stock is traded on the OTC pink sheets. The Company has no plans to dispose of the 247MGO stock, and intends to hold it as a long term investment.

The Company's debt obligations at March 31, 2008 were primarily short-term in nature. As of March 31, 2008, The Company does not have any long term debt. However, the Company does have $26,359,020 of debt at a variable interest rate. As a result, the Company does have some financial risk from an increase in interest rates. To the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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

4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal controls as of December 31, 2007, and this assessment identified material weaknesses in our internal control over the financial reporting process. In particular, our accounting system can not be relied upon to properly value inventory, or to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The system's output has been reviewed, and our financial statements for the period ended March 31, 2008 properly reflect the Company's financial position.

In making the assessment of internal control over financial reporting management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the preceding paragraph, our management concluded that our internal control over financial reporting was not effective as of March 31, 2008.


We are actively engaged in the implementation of remediation efforts to address the material weakness in internal control over financial reporting. These remediation efforts include devising and implementing effective controls to review and monitor the system output, and to replace our current accounting software with new software. Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, the software has been paid for, and significant customization has been performed to adapt the software to the Company's business. All employees, managers and other system users have been trained and tested on the use of the new software. The Company will begin parallel testing in the next few weeks, and the software will be "live" during the second quarter of fiscal year 2008.

The Company believes that once the new software is installed and operational, all significant deficiencies will have been addressed and corrected.

Changes in Internal Control over Financial Reporting

         There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


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

On June 30, 2006, a lawsuit was filed in the United States District Court, Central District of California, Eastern Division, entitled Robert Lewis, Jr. v. Soyo Group, Inc., et al., Case No. EDCV 06-699 VAP (JWJx). The case sought class action status and alleged failures to timely pay rebates to purchasers of Soyo products allegedly in violation of unfair competition laws, the California Consumer Legal Remedies Act and contracts with purchasers. The plaintiff sought disgorgement of all amounts obtained by the Company as a result of the alleged misconduct, plus actual damages, punitive damages and attorneys' fees and costs. The Company agreed to settle the matter, the court approved the settlement, and the Company's final settlement payment was paid on April 2, 2008.

There are no other legal proceedings that have been filed against the Company.

None of the Company's directors, officers or affiliates, or owner of record of more than five percent (5%) of its securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


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



                                                      SOYO GROUP, INC.
                                                      --------------------
                                                      (Registrant)




DATE:  May 15, 2008                               By: /s/ Ming Tung Chok
                                                      -----------------------
                                                      Ming Tung Chok
                                                      President and Chief
                                                      Executive Officer



DATE:  May 15, 2008                               By: /s/ Nancy Chu
                                                      -----------------------
                                                      Nancy Chu
                                                      Chief Financial Officer



DATE:  May 15, 2008                                By /s/ Jay Schrankler
                                                      --------------------------
                                                      Name: Jay Schrankler

                                                      Title: Director

DATE:  May 15, 2008                                By /s/ Chung Chin Keung
                                                      --------------------------
                                                      Name: Chung Chin Keung
                                                      Title: Director

DATE:  May 15, 2008                                By /s/ Henry Song
                                                      --------------------------
                                                      Name: Henry Song
                                                      Title: Director

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