Form 10-Q
period 2008-06-30
SOYO GROUP INC
filed 2008-08-14
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2008


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

     As of August 14, 2008 there were 55,813,656 shares Outstanding.

     Documents Incorporated by Reference: None

SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed  Consolidated  Balance  Sheets  -  June 30, 2008
           (Unaudited) and December 31, 2007...................................3

           Condensed  Consolidated  Statements of  Operations  (Unaudited) -
           Three and Six Months Ended -  June 30, 2008 and 2007................4


           Condensed  Consolidated  Statements  of Cash Flows  (Unaudited) -
           Six Months Ended -  June 30, 2008 and 2007..........................6

           Notes to Condensed  Consolidated Financial Statements (Unaudited)
           - Three and Six Months Ended -  June 30, 2008 and 2007..............7



   Item 2. Management's  Discussion and Analysis of Financial  Condition and
           Results of Operations..............................................19

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........32

   Item 4. Controls and Procedures............................................32


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................33

   Item 1A.  Risk Factors.....................................................34

   Item 2. Changes in  Securities,  Use of Proceeds and Issuer  Purchases of
           Equity Securities..................................................34

   Item 3. Defaults upon Senior Securities....................................34

   Item 4. Submission of Matters to a Vote of Security Holders................34

   Item 5. Other Information..................................................34

   Item 6. Exhibits and Reports on Form 8-K...................................35


SIGNATURES....................................................................35

                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

Consolidated Balance Sheets

                                                    June 30,      December 31,
                                                      2008            2007
                                                  ------------    ------------
                                                  (Unaudited)      (Restated)
ASSETS
Current Assets
Cash and cash equivalents                              571,855       1,848,249
Accounts receivable, net of allowance
  for doubtful accounts of $ 1,134,900 and
  $783,573 at June 30, 2008 and December 31,
2 007 respectively                                  30,261,898      27,123,985
Inventories, net of allowance for inventory
obsolescence of $222,044 and $88,114 at
June 30, 2008and December 31, 2007 respectively     14,960,525      12,221,265
Prepaid expenses                                       700,160         187,749
Deferred income tax assets                             575,000         544,688
Deposits                                             4,151,958       8,808,408
                                                  ------------    ------------
   Total Current Assets                             51,221,396      50,734,344
                                                  ------------    ------------

Investment in 247 MGI                                  400,000         400,000

Property and equipment                                 326,009         316,287
Less accumulated depreciation
   and amortization                                   (166,777)       (141,613)
                                                  ------------    ------------
                                                       159,232         174,674

Deferred income tax - noncurrent                       677,000         658,312
    Total noncurrent assets                          1,236,232       1,232,986

Total Assets                                      $ 52,457,628    $ 51,967,330
                                                  ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $  8,327,606    $ 14,336,196
Accrued liabilities                                    742,202         789,526
Commercial Loans due to UCB                         23,907,492      27,824,490
Gateway Trade Finance                                3,198,539

Income Tax Payable                                   1,088,697         889,518

                                                  ------------    ------------
   Total current liabilities                        37,264,536      43,839,730
                                                  ------------    ------------

Long term payable                                            0
                                                  ------------    ------------
Total liabilities                                   37,264,536      43,839,730
                                                  ------------    ------------

EQUITY
Class B Preferred stock, $0.001 par value,
  authorized - 10,000,000 shares, Issued
   and outstanding - 2,750,000 shares in 2008
   and 2,797,738 shares in 2007                      2,344,400       2,187,165
Preferred stock backup withholding                    (277,572)       (230,402)
Common stock, $0.001 par value.
   Authorized - 75,000,000 shares, Issued and
   outstanding - 52,179,656 shares in 2008
    and 52,004,656 shares in 2007                       58,964          52,005
Additional paid-in capital                          27,666,380      20,233,500
Accumulated deficit                                (13,879,080)    (14,114,668)
Subscriptions Receivable                              (720,000)              0
                                                  ------------    ------------
   Total shareholders' Equity                       15,193,092       8,127,600
                                                  ------------    ------------

Total liabilities and shareholders' equity        $ 52,457,628    $ 51,967,330
                                                  ============    ============
                                                             0               0


               See accompanying notes to the unaudited condensed
                       consolidated financial statements

                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                             Three months ended -  June 30,
                                                 2008            2007
                                             ------------    ------------

Net revenues                                 $ 32,194,960    $ 24,202,395
Cost of revenues                               27,208,878      20,399,303
                                             ------------    ------------
Gross margin                                    4,986,082       3,803,092
                                             ------------    ------------
Costs and expenses:
Sales and marketing                             1,140,379       1,124,882
General and administrative                      2,086,432       2,168,198

Provision for doubtful accounts                   729,037         125,063
Depreciation and amortization:
   Property and equipment                          12,529          22,409
                                             ------------    ------------
Total costs and expenses                        3,968,377       3,440,552
                                             ------------    ------------
Income from operations                          1,017,705         362,540
Other income (expense):
   Interest income                                    363          17,409
   Interest expense                              (739,790)       (322,166)
   Other income (expense)                        (312,983)        (16,876)
                                             ------------    ------------
   Other income (expense), net                 (1,052,410)       (321,633)
Income before provision for income                (34,705)         40,907
taxes
Provision for income taxes                         24,820         129,775
Deferred income tax benefit                         8,000        (439,802)
Net income (loss)                                 (67,525)        350,934

Less: dividends on convertible                    (97,403)         65,160
preferred stock
Net income (loss) attributable to                  29,878         285,174
common shareholders
Net income (loss) per common share -                  .00             .01
Basic and diluted                                     .00             .01

Weighted average number of shares of           52,324,723      49,039,156
common stock outstanding - Basic and           57,357,723      56,541,914
diluted


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                             Six months ended -  June 30,
                                                 2008            2007
                                             ------------    ------------

Net revenues                                 $ 56,990,275    $ 38,893,505
Cost of revenues                               48,898,089      32,482,217
                                             ------------    ------------
Gross margin                                    8,092,186       6,411,288
                                             ------------    ------------
Costs and expenses:
Sales and marketing                             1,568,014       1,715,738
General and administrative                      3,490,609       3,746,372
Provision for doubtful accounts                 1,181,127         126,501
Depreciation and amortization:
   Property and equipment                          25,164          45,700
Total costs and expenses                        6,264,914       5,634,311
                                             ------------    ------------
Income from operations                          1,827,272         776,977
                                             ------------    ------------
Other income (expense):
   Interest income                                 12,470          48,794
   Interest expense                            (1,124,937)       (381,881)
   Other income (expense)                          87,017        (104,566)
   Other income (expense), net                 (1,025,450)       (437,653)
Income before provision for                       801,822         339,324
income taxes
Provision for income taxes                        458,000         192,860
Deferred income tax benefit                       (49,000)       (726,660)
Net income (loss)                                 392,822         873,124

Less: dividends on convertible                    157,235         126,923
preferred stock
Net income (loss) attributable to                 235,587         746,201
common shareholders
Net income (loss) per common share -                   01              02
Basic and diluted                                      01              02

Weighted average number of shares of           52,192,584      49,039,156
common stock outstanding - Basic and           57,225,584      56,541,914
diluted


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six months ended June 30,
                                                                 2008           2007
                                                             -----------    -----------
OPERATING ACTIVITIES
Net Income (loss)                                                392,822        873,124
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and Amortization                                     25,164         45,700
 Unrealized gain (loss) on investment in 247MGI
Non cash payments for director's compensation
Non cash payments for public relations                                            6,825
Stock based compensation                                         366,761        959,230
Provision for doubtful accounts                                1,069,877        126,501
Provision for Inventory Obsolescence                              53,444
Payment of long term debt                                                    (3,735,198)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable                                           (4,207,790)    (5,587,034)
Inventories                                                   (2,792,704)    (3,269,060)
Prepaid expenses                                                (512,411)         6,972
Deposits                                                       4,656,450     (4,794,294)
Deferred income tax asset - current                              (30,312)      (726,660)
Deferred income tax asset - non current                          (18,688)
Increase (Decrease) in:
Accounts payable                                                  (4,562)      (241,251)
Accrued liabilities                                              (47,324)        92,582
Income tax payable                                               199,179
                                                             -----------    -----------
Net cash used in operating activities                           (850,094)   (16,242,562)
                                                             -----------    -----------
INVESTING ACTIVITIES
Purchase of property and equipment                                (9,722)       (18,839)
Proceeds from sale of equipment
                                                             -----------    -----------
Net cash used in investing activities                                           (18,839)
                                                             -----------    -----------

FINANCING ACTIVITIES

Proceeds from business loan - net                               (718,458)    15,983,324
Payment of backup withholding tax on accreted
dividends on preferred stock                                     (47,170)       (38,077)
Proceeds from Issuance of Common Stock                           349,050
Payment of Short term loan                                                     (100,000)
                                                             -----------    -----------
Net cash provided by (used in) financing activities             (416,578)    15,845,247
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS
Net Increase (Decrease)                                       (1,276,394)      (416,154)
At beginning of Period                                         1,848,249      1,501,040
                                                             -----------    -----------
At End of Period                                                 571,855      1,084,886
                                                             ===========    ===========

Non cash investing and financing activities
Accretion of discount on Class B preferred stock                 157,235        126,923

Stock Option Compensation                                        357,425        959,230
Non Cash- conversion of accounts payable to                    6,004,028
common stock


Supplemental Disclolsure of
Cash Flow Information
  Cash paid for interest                                         258,821        381,881
  Cash paid for income taxes                                     458,000           --

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                     Six Months Ended June 30, 2008 and 2007


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

Interim Financial Statements - The accompanying interim unaudited condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company's audited consolidated financial statements.

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

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008. The largest part of the Company's business, the importing and resale of consumer electronic products, is a seasonal business. The busiest time of the year is the holiday season, which occurs at the end of the year. Accordingly, sales for the year should improve as the year passes, culminating in strongest sales in the third and fourth quarters.

Business - Through 2007, The Company sold products under four different product lines: 1) Computer products ; 2) Consumer Electronics; 3) Furniture 4) Communcations (VoIP).

The Company began selling furniture under the Levello brand name during the second quarter of 2007. A series of wood and glass tables and stands, the Levello products are meant to enhance the physical appearance of the Company's consumer electronics products. The Levello furniture is a series of pieces that can be sold independently, or bundled with large screen televisions. During the initial product roll out during the second quarter, the Company began selling the Levello series to Costco.com, as well as furniture distributors in the United States and Mexico. In the last year, the line has matured, and the products are now available to customers at various brick and mortar stores as well as online retailers. After one year, the furniture line still comprises less than one half of one percent of the Company's revenues.

On December 31, 2007, the Company sold all of the assets related to the VoIP business to 247MGI of Fort Lauderdale, Florida for 40,000,000 shares of 247MGI's common stock. The stock is traded on the OTC pink sheets. The Company has no plans to dispose of the 247MGI stock, and intends to hold it long-term as an investment.

The Company's products are sold to distributors and retailers primarily in North and South America.

SOYO Group Inc. has signed a license agreement with Honeywell International Inc., effective January 1, 2007, under which SOYO will create and market certain consumer electronics products under the Honeywell Brand.

The agreement is for a minimum period of 6.5 years and calls for the payment of MINIMUM royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement were $353,000 through December 31, 2007, and $469,000 through December 31, 2008. The Company made the required payments in 2007, and through June 30, had paid $255,000 in royalties in 2008.

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

      Weighted average Shares outstanding
          at 6/30/2008                                    52,192,584
      Add: Conversion of Preferred Stock
         2,750,000 shares (see footnote 7b)                2,750,000
           Vested in the money options                     2,283,000


      Total fully diluted shares at 6/30/2008             57,225,584

On August 7, 2008, the Company reached an agreement with the independent 3rd party that owned the Class B preferred stock to fix the conversion of the Class B preferred stock to common stock at 2,750,000 common shares. With the mandatory conversion date less than six months away, recent volatility of the Company's share price, weakness in the stock market and perceived market uncertainty, the Company believed it was prudent to fix the conversion at this time. Based on these factors, the Company believes that it made a very favorable deal.

As of June 30, 2008, potentially dilutive securities consisted of 2,750,000 shares of Class B Convertible Preferred Stock with a stated liquidation value of $1.00 per share that are convertible into common stock at fair market value, but not less than $0.25 per share. As of June 30, 2007, 5,902,758 shares of common stock were issuable upon conversion of the Class B Convertible Preferred Stock based on the $0.55 per share conversion price.

The Company applies the treasury stock method to each individual compensation grant. If a grant is out-of-the-money based on the stated exercise price, the effects of including any component of the assumed proceeds associated with that grant in the treasury stock method calculation would be antidilutive. A holder would not be expected to exercise out-of-the money awards. For the period ended June 30, 2008, the stock options granted in 2007 were "in the money" and therefore are included in the computation of diluted EPS.

Comprehensive Income (Loss) - The Company reports comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The

Company did not have any items of comprehensive income (loss) during the three and six months ended June 30, 2008 and 2007.

Significant Risks and Uncertainties - The Company operates in a highly competitive industry subject to aggressive pricing practices, pressures on gross margins, frequent introductions of new products, rapid technological advances, continuous improvement in product price/performance characteristics, and changing consumer demand.

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

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $0.75. One third of those options vested and were available for purchase on July 22, 2006, one third vested on July 22, 2007, and one third will vest on July 22, 2008. The grants will expire if unused on July 22, 2010. As of June 30, 2008, none of the options had been exercised, none were "in the money" and 1,200,000 options issued to Ming Chok and Nancy Chu had been returned to the Company. Seventeen employees who were issued stock options in 2005 had left the Company, and those 17 employees forfeited 714,000 options. Of the remaining 987,000 outstanding options, 662,000 were vested as of June 30, 2008. The remaining 325,000 will vest on July 22, 2008. If not exercised, all 987,000 options will expire on July 22, 2010.

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

During 2007, 674,500 of the options granted in 2007 were exercised. During the six months ended June 30, 2008, 283,000 stock options were exercised. As of June 30, 2008, nine individuals who were granted options in 2007 had left the Company. Those individuals exercised a total of 232,000 options, and forfeited an additional 621,000 options.

 As of June 30, 2008, employees held 3,460,500 options of the options granted in 2007, of which 2,250,000 have vested. The Company also issued 100,000 options to three new employees later in 2007. One of those employees left the Company and surrendered 50,000 options. Of the 50,000 remaining options, 33,000 have vested.

For the three months ended June 30, 2008 and 2007, the Company recorded $144,594 and $649,295 respectively, in compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in 2005 and 2007. The compensation costs are based on the fair value at the grant date.

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


3. Investment in 247MGI

On December 31, 2007, the Company completed the sale of all assets of the VoIP division to 247MGI, Inc., a Miami, Florida based publicly traded corporation just beginning operations. The sales price of the assets was $1,000,000, which was paid by 40,000,000 shares of 247MGI's restricted common stock. As of March 31, 2008, the shares had not been registered under the Securities Act of 1933, and any future sale of the shares was restricted completely for one year, and subject to volume restrictions after that. The Company has no management participation in 247MGI's business. At December 31, 2007, 247MGI had only 75,272,814 common shares outstanding, so the Company owned a majority of the outstanding shares. In February, 2008, 247MGI issued 335,000,000 common shares, diluting our holding to approximately 10% of the outstanding common shares. The Company intends to hold the 247MGI shares as a long-term investment.

Since the Company's shares are unregistered and illiquid, the net realizable value of the Company's investment is difficult to calculate. The Company has initially recorded the investment for $400,000 and will mark the investment to market each quarter. At June 30, 2008, the share price was identical to the share price on the date of the transaction, so the Company has valued the investment at $400,000, resulting in no gain or loss on a YTD basis.


4. Accounts Payable

During the quarter, the Company was able to reach an agreement with a supplier over unpaid debts. To settle the debt, the Company issued 5,900,000 shares of its restricted common stock to the supplier in return for the retirement of $6,004,028 of debt. The Company took this step to improve its balance sheet and financial ratios as it continues to negotiate a large financing line. The Company has negotiated a buy back provision, at its sole discretion, with the supplier, and intends to buy back all of the shares issued within the next five years.


5. Commercial Loans Due to UCB

At June 30, 2008, Commercial loans due to UCB consisted of:

----------------------------- --------------
Asset based financing         $ 23,907,492
----------------------------- --------------
Purchase Order financing                 0
----------------------------- --------------
      Total                   $ 23,907,492
----------------------------- --------------




In March 2007, the Company announced that it had secured a $12 million Asset Based Credit Facility from a California bank to provide funding for future growth. The agreement stated that UCB would provide SOYO with a revolving financing facility of up to $12 million to finance working capital, letters of credit or other capital needs. The maximum amount of the facility to be extended at any point in time based on the Company's accounts receivable and inventory, which would serve as collateral for the loan.

In April 2007, by mutual agreement of the parties, the maximum loan balance was increased from $12 million to $14 million. The maximum loan balance was increased in December 2007 to $17 million, and then to $18 million. All other terms of the agreement, including the interest rate, maturity date and method of evaluating the Company's inventory and receivables to determine eligible collateral were left unchanged during the increases.

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

In June 2008, the Purchase Order finance line and the Asset Based Finance line were consolidated as an Asset Based Finance Line with a $24 million limit. At June 30, 2008, the balance of the loan due to UCB was $23,907,492.

6. Gateway Trade Finance

During March 2008, the Company received a large order from a customer that could not be financed by its current credit facilities. The Company negotiated for Gateway Trade Finance to issue a letter of credit to a vendor to guarantee payment of the production run. The letter of credit was paid off during the second quarter. The Company has used Gateway's financing during the second quarter as needed to pay for goods that were not able to be financed using traditional methods. The terms of each letter of credit are negotiated independently. The interest rate, commission rate, and other variables change for each addendum. At June 30, 2008, the Company owed Gateway $3,198,539. The Company does not plan to utilize external financing like this for future purchases due to the high cost, but may do so on a limited basis if the transaction warrants it.

7  Shareholders' Equity

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

On August 7, 2008, the Company reached an agreement with the independent 3rd party that owned the Class B preferred stock to fix the conversion of the Class B preferred stock to common stock at 2,750,000 common shares. With the mandatory conversion date less than six months away, recent volatility of the Company's share price, weakness in the stock market and perceived market uncertainty, the Company believed it was prudent to fix the conversion at this time. Based on these factors, the Company believes that it made a very favorable deal.


8 Income Taxes

Components of the provision (benefit) for income taxes for the periods ended:

                                                                     Six
                                      Year           Year           Months
                                     Ended          Ended           Ended
                                   12/31/2006     12/31/2007      6/30/2008
                                   -----------    -----------    -----------
Current:
   Federal                         $     1,000    $   515,000    $   381,000
   State                                52,000        324,000         77,000
                                   -----------    -----------    -----------
   Total                                53,000        839,000        458,000
                                   -----------    -----------    -----------

Deferred:
   Federal                                --       (1,038,000)       (38,000)

   State                                  --         (165,000)       (11,000)
                                   -----------    -----------    -----------
   Total                                  --       (1,203,000)       (49,000)
                                   -----------    -----------    -----------

Total                              $    53,000    $  (364,000)   $   409,000
                                   ===========    ===========    ===========


Components of deferred income taxes as of:


                                   12/31/2006     12/31/2007      6/30/2008
                                   -----------    -----------    -----------

Net operating loss carryforwards   $ 1,310,000    $      --      $      --
Depreciation                           288,000        214,000        202,000
Reserves and allowances                214,000        442,000        501,000

Shares-based compensation                 --          444,000        475,000
State income taxes                      69,000        103,000         74,000
                                   -----------    -----------    -----------
Total deferred tax assets            1,881,000      1,203,000      1,252,000
Valuation allowance                 (1,881,000)          --             --
                                   -----------    -----------    -----------



Net deferred tax assets            $      --      $ 1,203,000    $ 1,238,000
                                   ===========    ===========    ===========


Reconciliation of federal income tax rate:
                                                                       Six
                                    Year             Year             Months
                                   Ended            Ended             Ended
                                 12/31/2006       12/31/2007        6/30/2008
                                 ----------       ----------       -----------

  Federal statutory rate             34.0%            34.0%             34.0%
  Stock-based compensation           33.0%             9.5%             12.3%
  State income taxes                  6.5%             3.6%              5.5%
  Non-deductible expenses             2.9%             0.6%              0.3%
  Change in valuation allowance     -67.2%           -60.0%              0.0%
  Other                               0.8%             0.0%             -1.1%
                                 ----------       ----------       -----------

  Effective tax rate                 10.0%           -12.3%             51.0%
                                 ==========       ==========       ===========

9 Significant Concentrations

a. Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                                              Three Months Ended June 30,
---------------------------------------------   -----------   -------------   -----------   -----------
                                                   2008             %             2007           %
---------------------------------------------   -----------   -------------   -----------   -----------
Revenues:
---------------------------------------------   -----------   -------------   -----------   -----------
     Distributors                               $22,732,206           70.61   $14,253,365         58.89
---------------------------------------------   -----------   -------------   -----------   -----------
     Retailers                                    6,407,805           19.90     7,826,878         32.33
---------------------------------------------   -----------   -------------   -----------   -----------
     Others                                       3,054,949            9.49     2,122,152          8.78
---------------------------------------------   -----------   -------------   -----------   -----------
Total                                           $32,194,960          100.00   $24,202,395        100.00
---------------------------------------------   -----------   -------------   -----------   -----------


                                                               Six Months Ended June 30,
---------------------------------------------   -----------   -------------   -----------   -----------
                                                   2008             %             2007           %
---------------------------------------------   -----------   -------------   -----------   -----------
Revenues:
---------------------------------------------   -----------   -------------   -----------   -----------
     Distributors                               $35,549,427           62.38   $26,136,700         67.20
---------------------------------------------   -----------   -------------   -----------   -----------
     Retailers                                   17,039,249           29.90     8,768,291         22.54
---------------------------------------------   -----------   -------------   -----------   -----------
     Others                                       4,401,599            7.72     3,988,514         10.26
---------------------------------------------   -----------   -------------   -----------   -----------
Total                                           $56,990,275          100.00   $38,893,505        100.00
---------------------------------------------   -----------   -------------   -----------   -----------


During the three months ended June 30, 2008 and 2007, the Company offered price protection to certain customers under specific programs aggregating $ 198,000 and $434,475 respectively, which reduced net revenues and accounts receivable accordingly.

During the three months ended June 30, 2008, the Company had no customers that accounted for more than 10% of net revenues during the quarter.

During the three months ended June 30, 2007, the Company had no customers that accounted for more than 10% of net revenues during the quarter.




b. Geographic Segments

Financial information by geographic segments is summarized as follows:


                                                       Three Months Ended June 30,
------------------------------------   ------------    ------------   ------------   ----------------
                                          2008               %            2007                %
------------------------------------   ------------    ------------   ------------   ----------------
Gross revenues:
------------------------------------   ------------    ------------   ------------   ----------------
     United States                     $ 18,330,448           56.94   $ 15,802,272              65.29
------------------------------------   ------------    ------------   ------------   ----------------
     Canada                              (1,163,136)          (3.61)     3,750,830              15.49
------------------------------------   ------------    ------------   ------------   ----------------
     Central and South America            1,201,867            3.73      4,635,606              19.15
------------------------------------   ------------    ------------   ------------   ----------------
     Others                              13,825,781           42.94         13,687               0.07
------------------------------------   ------------    ------------   ------------   ----------------
Total                                  $ 32,194,960          100.00   $ 24,202,395             100.00
------------------------------------   ------------    ------------   ------------   ----------------

                                                        Six Months Ended June 30,
------------------------------------   ------------    ------------   ------------   ----------------
                                          2008               %            2007                %
------------------------------------   ------------    ------------   ------------   ----------------
Gross revenues:
------------------------------------   ------------    ------------   ------------   ----------------
     United States                     $ 38,509,745           67.57   $ 28,723,443              73.85
------------------------------------   ------------    ------------   ------------   ----------------
     Canada                                (239,740)           (.42)     3,715,965               9.55
------------------------------------   ------------    ------------   ------------   ----------------
     Central and South America            2,733,399            4.80      5,199,902              13.38
------------------------------------   ------------    ------------   ------------   ----------------
     Asia and Others                     15,986,871           28.05      1,254,195               3.22
------------------------------------   ------------    ------------   ------------   ----------------
Total                                  $ 56,990,275          100.00   $ 38,893,505             100.00
------------------------------------   ------------    ------------   ------------   ----------------


                                                       Three Months Ended June 30,
------------------------------------   ------------    ------------   ------------   ----------------
                                          2008               %            2007                %
------------------------------------   ------------    ------------   ------------   ----------------
Revenues:
------------------------------------   ------------    ------------   ------------   ----------------
     Computer Parts and Peripherals    $ 26,204,643           81.40   $ 12,091,899              49.96
------------------------------------   ------------    ------------   ------------   ----------------
     Consumer Electronics                 5,875,953           18.25     12,074,241              49.89
------------------------------------   ------------    ------------   ------------   ----------------
     VoIP                                                                   17,773                .07
------------------------------------   ------------    ------------   ------------   ----------------
Furniture                                   114,364             .35         18,482                .08
------------------------------------   ------------    ------------   ------------   ----------------
Total                                  $ 32,194,960          100.00   $ 24,202,395             100.00
------------------------------------   ------------    ------------   ------------   ----------------


                                                        Six Months Ended June 30,
------------------------------------   ------------    ------------   ------------   ----------------
                                          2008               %            2007                %
------------------------------------   ------------    ------------   ------------   ----------------
Revenues:
------------------------------------   ------------    ------------   ------------   ----------------
     Computer Parts and Peripherals    $ 44,941,025           78.87   $ 23,775,318              61.07
------------------------------------   ------------    ------------   ------------   ----------------
     Consumer Electronics                11,628,194           20.40     15,055,439              38.70
------------------------------------   ------------    ------------   ------------   ----------------
     VoIP                                                                   44,266                .17
------------------------------------   ------------    ------------   ------------   ----------------
Furniture                                   421,056             .73         18,482                .06
------------------------------------   ------------    ------------   ------------   ----------------
Total                                  $ 56,990,275          100.00   $ 38,893,505             100.00
------------------------------------   ------------    ------------   ------------   ----------------

d. Suppliers

As of June 30, 2008, no more than 37% of the products distributed by the SOYO Group in 2008 were being supplied by any one supplier. Other than that single supplier, no other vendor supplied more than 27% percent of the Company's inventory available for sale. SOYO Group, Inc. is establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.




Financial Outlook:


For the six months ended June 30, 2008, the Company earned $392,822 or $0.01 per share before dividends on preferred stock.

For the six months ended June 30, 2007, The Company earned $873,124, or .02 per share before dividends on preferred stock.

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

In March 2007, the Company announced that it had secured a $12 million Asset Based Credit Facility from UCB, a California bank, to provide funding for future growth.

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

In September 2007, the Company announced to shareholders that it was negotiating with several independent third parties to raise capital. The capital would be used to improve the balance sheet and increase the Company's borrowing capabilities. The Company further stated that with the large increases in sales during the year, all of the Company's credit had been utilized, and that the Company was having difficulties purchasing enough products to maintain the 2007 level of sales growth. As of the date of this report, the Company had not yet finalized any capital transaction with an outside party.

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



Results of Operations:

Three Months Ended June 30, 2008 and 2007::

Net Revenues. Net revenues increased by $7,992,565 or 33.0%, to $32,194,960 in the three months ended June 30, 2008, as compared to $24,202,395 in 2007. The increase in revenues was mainly due to opening new accounts, the strong relationship with Office Max that began in 2007, and increased sales of components in Asia.

Gross Margin. Gross margin was $4,986,082 or 15.4% in 2008, as compared to $3,803,092 or 15.7% in 2007. Gross margins decreased on a percentage basis as the Company increased sales to larger national retail chains, and the cost of shipping goods increased substantially as a result of higher fuel costs. The Company's internal analysis shows that shipping costs during the quarter were more than $1.3 million above forecast for the volume of goods shipped. The
Company expects gross margins to stabilize around 15% and remain there throughout the year, as sales of higher margin products increase. However, if the price of fuel continues to increase, leading to higher shipping costs, the

Company is going to be forced to pass those costs on to buyers, possible affecting sales volumes.

Sales and Marketing Expenses. Selling and marketing expenses increased by $15,497 to $1,140,379 in 2008, as compared to $1,124,882 in 2007. The increase is due entirely to the product development cost of creating and rolling out the new Honeywell brand of consumer electronics products. During the quarter, the first computer monitors were shipped from the factory to the Company, and the planning and development of the televisions was completed.

General and Administrative Expenses. General and administrative expenses decreased by $81,766 to $2,086,432 in 2008, as compared to $2,168,198 in 2007.
During the first part of 2007, the Company was defending itself against several lawsuits and investigations filed by various entities accusing the Company of not processing rebate claims correctly. The Company cooperated with the investigations, but the cost of defending the investigations and fixing the rebate problems was substantial. The Company has spent a substantially lower amount on legal fees in 2008. That decrease is partially offset by the cost of organizing and staging a proxy vote and an annual meeting, and increased payroll costs for adding two executives to manage and supervise the roll out of the Honeywell line of consumer electronics. .

Bad Debts. The Company recorded a provision for doubtful accounts of $729,037 in the three months ended June 30, 2008, and $125,063 for the three months ended June 30, 2007. The provision has increased substantially as the Company's revenues have grown, and as the Company has had trouble collecting from some smaller independent accounts during the quarter. The problem began in the first quarter, and has carried over to the second quarter. As a result, the Company has tightened its credit policies to protect against bad debts, cut credit limits to several customers, and has been negotiating with several external parties in an attempt to obtain credit insurance at a reasonable price.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $12,529 for the three months ended June 30, 2008, as compared to $22,409 for the three months ended June 30, 2007. The decrease was caused by the sale of the VoIP assets in December 2007. The Company owns less property and equipment subject to depreciation.

Income from Operations. The income from operations was $1,017,705 for the three months ended June 30, 2008, as compared to $362,540 for the three months ended June 30, 2007 This is a result of the increased revenues and gross margins described above.

Miscellaneous Income (Loss). The miscellaneous income (loss)for the three months ended June 30, 2008 was a loss of $312,983. That was due to a $400,000 unrealized loss on investment in 247MGI which was marked-to-market. Miscellaneous income was a loss of $16,867 for the three months ended June 30, 2007.

Interest  Income.  Interest  income was $363 for the three months ended June 30,

2008, as compared to $17,409 for the three months ended June 30, 2007. The decrease, while insignificant, is due to the Company having less cash on hand due to very tight credit constraints. All available cash is being used to purchase inventory.

Interest Expense. Interest expense was $739,790 for the three months ended June 30, 2008. Interest expense was $322,166 for the three months ended June 30, 2007. The increase was due to a single factor. The Company's revenues have grown significantly throughout the last year, as has the need for capital. The Company is borrowing more money under its credit lines. Additionally, to finance customer purchase orders, the Company has borrowed money from non traditional sources such as Gateway Finance, which is a much more expensive source than using banks.

Provision for Income Taxes. The Company's provision for income taxes
For the three months ended June 30, 2008 is $24,820. The reduction was permitted by the flat earnings during the quarter. The Company's provision and income tax liability are correctly stated on the Company's interim balance sheet as of June 30, 2008

Deferred Income Tax Benefit/ (Expense): The deferred income tax benefit (expense) was ($8,000) for the three months ended June 30, 2008. This is a result of timing differences between GAAP income and taxable income.

Net Income (loss). Net income (loss) was $29,878 for the three months ended June 30, 2008, as compared to $285,174 for the three months ended June 30, 2007.


Six Months Ended June 30, 2008 and 2007::

Net Revenues. Net revenues increased by $18,096,770 or 46.6%, to $56,990,275 in six Months Ended June 30, 2008, as compared to $38,893,505 in 2007. The increase in revenues was mainly due to strong US sales, and several new accounts opened during the first half of the year. The Company managed to increase revenue by over 46 percent despite having no single customers that accounted for over 10% of revenues.

Gross Margin. Gross margin was $8,092,186 or 14.2% in 2008, as compared to $6,411,288 or 16.5% in 2007. Gross margins decreased on a percentage basis as the cost of delivering goods to customers was markedly higher than in prior periods due to increased fuel prices. The Company's cost of delivering goods was significantly higher than forecast, leading to profit shortfalls.

Sales and Marketing Expenses. Selling and marketing expenses decreased by $147,724 to $1,568,014 in 2008, as compared to $1,715,738 in 2007. The decrease is due to the Company not sponsoring MMA marketing programs during the period. The Company plans to use its marketing budget to publicize the roll out of the Honeywell product line. The Company continued to use outside sales reps during the period. The Company began using outside sales reps to open new markets in

2006, and as the sales have grown, the commissions grew through 2007. The Company has not employed a lot of new outside sales reps over the last few quarters, although that number will grow again when the Honeywell products are available for sale in the second half of 2008. The Company continues to believe this is a cost effective way to obtain shelf space at various retailers, so the outside commissions are likely to continue to grow larger as the business continues to grow and mature.

General and Administrative Expenses. General and administrative expenses decreased by $255,763 to $3,490,609 in 2008, as compared to $3,746,372 in 2007.
The primary reason for the decrease is the lower expense recorded for stock options issued to employees. Over the six month period, the amount dropped by approximately $500,000 due to the amount of options previously exercised, and the relatively small amount of options issued in the last twelve months. That decrease is partly offset by higher bank charges and insurance costs. Rental expense will rise significantly beginning later this year when the Company moves to a new corporate headquarters, doubling both the size of the warehouse and the rental expense. (see the principal commitments section of this report for more details).

Bad Debts. The Company recorded a provision for bad debts of $1,181,127 in the six months ended June 30, 2008, and $126,501 for the six months ended June 30, 2007. The provision has jumped as the Company's revenues have increased 46% in the comparable period. Additionally, the Company has had trouble collecting from some smaller accounts during the quarter. As a result, the Company has tightened its credit policies to protect against bad debts.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $25,164 for the six months ended June 30, 2008, as compared to $45,700 for the six months ended June 30, 2007. The decrease was caused by the sale of the VoIP assets in December 2007. The Company owns less property and equipment subject to depreciation.

Income from Operations. The income from operations was $1,827,272 for the six months ended June 30, 2008, as compared to $776,977 for the six months ended June 30, 2007 This is a result of the increased revenues and gross margins described above.

Miscellaneous Income. The miscellaneous income for the six months ended June 30, 2008 amounted to $87,017. Miscellaneous income was a loss of $104,566 for the six months ended June 30, 2007.

Interest Income. Interest income was $12,470 for the six months ended June 30, 2008, as compared to $48,794 for the six months ended June 30, 2007. The decrease, while insignificant, is due to the Company having less cash on hand due to very tight credit constraints. All available cash is being used to purchase inventory.

Interest Expense. Interest expense was $1,124,937 for the six months ended June 30, 2008. Interest expense was $381,881 for the six months ended June 30, 2007.

The increase was due to a single factor. The Company's revenues have grown significantly throughout the last year, as has the need for capital. The Company is borrowing more money under its credit lines, and is not getting as favorable terms on its borrowings. The Company has even used non traditional lenders such as Gateway Finance Corp. to meet its obligations to its customers.

Provision for Income Taxes. The Company recognized a provision for income taxes of $458,000 in 2008, as compared to $192,860. The provision is now necessary as net operating loss carry forwards will no longer offset all of the Company's tax liabilities.

Deferred Income Tax Benefit/ (Expense): The deferred income tax benefit (expense) was $49,000 for the six months ended June 30, 2008. This is a result of timing differences between GAAP income and taxable income. The deferred income tax benefit was $726,660 in the six months ended June 30, 2007. The difference is mainly due to the decreased cost related to employee stock options, from which a large portion of the deferred tax benefit is generated.

Net Income. Net income was $235,587 for the six months ended June 30, 2008, as compared to $746,201 for the six months ended June 30, 2007.

Financial Condition - June 30, 2008:

Liquidity and Capital Resources:

As a general rule, the Company has been totally reliant upon the cash flows from its operations to fund future growth. In the last few years, the Company has begun and continues to implement the following steps to increase its financial position, liquidity, and long-erm financial health:

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

In March 2007, the Company announced that it had secured a $12 million Asset Based Credit Facility from a California bank to provide funding for future growth.

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

Operating Activities. The Company utilized cash of $850,094 from operating activities during the six months ended June 30, 2008, as compared to utilizing cash of $16,242,562 in operating activities during the six months ended June 30, 2007.

At June 30, 2008, the Company had cash and cash equivalents of $571,855, as compared to $1,848,249 at December 31, 2007.

The Company had working capital of $14,142,823 at June 30, 2008, as compared to working capital of $6,894,614 at December 31, 2007, resulting in current ratios of 1.37:1 and 1.16:1 at June 30, 2008 and December 31, 2007, respectively.

Accounts receivable increased to $30,211,898 at June 30, 2008, as compared to $27,123,985 at December 31, 2007, an increase of $3,087,913. The Company's provision for doubtful accounts increased to $1,134,900 as of June 30, 2008.

Inventories   increased  to  $14,960,525  at  June  30,  2008,  as  compared  to
$12,221,265 at December 31, 2007, an increase of $2,739,260. Inventory in transit was $2,462,192 at June 30, 2008.

Accounts payable decreased to $8,327,606 at June 30, 2008, as compared to $14,336,196 at December 31, 2007, a decrease of $5,788,590. During the quarter, the Company was able to reach an agreement with a former supplier over unpaid debts. To settle the debt, the Company issued 5,900,000 shares of its restricted common stock to the supplier in return for the retirement of $6,004,028 of debt.

Accrued liabilities decreased to $742,202 at June 30, 2008, as compared to $789,526 at December 31, 2007, a decrease of $47,324 or less than eight percent.

Commercial loans due to UCB decreased to $23,907,492 at June 30, 2008 from $27,824,490 at December 31, 2007. The decrease is due to payments the Company made on the Purchase Order financing line.


Due to Gateway Trade Finance was $3,198,539 at June 30, 2008. During March 2008, the Company received a large order from a customer that could not be financed by its current credit facilities. The Company negotiated for Gateway Trade Finance to guarantee payment of the production run. This balance was paid off during the second quarter, however the Company ran into the same issues with credit lines, and again turned to a non conventional lender. The Company does not plan to utilize external financing like this for future purchases due to the high cost, but may do so on a limited basis if the transaction warrants it.

Principal Commitments:

A summary of the Company's contractual cash obligations as of June 30, 2008, is as follows:

                                         Less than 1
    Contractual Cash Obligations            year           2-3 years         4-5 years        Over 5 years
                                       ---------------- ---------------- ------------------- ----------------

Operating Leases                          $236,119           $909,632      $1,047,916             $122,322
Advances from Directors                      N/A              N/A               N/A                N/A
Notes Payable/ Short Term Loan               N/A              N/A               N/A                N/A
Purchase Commitments                     $2,462,192           N/A

Royalty Payments Due                      $479,000        $1,287,500         $1,250,500
Long-Term Debt                                --                --                 --                 --
                                       ---------------- ---------------- ------------------- ----------------
Total                                    $3,177,311       $2,1,97,132        $2,298,416           $122,322
                                       ================ ================ =================== ================

At June 30, 2008, the Company did not have any long-term purchase commitment contracts to honor. The only purchase commitments were for inventory already purchased and in transit of $5,062,989.

On July 15, 2008, the Company announced that it had signed a five-year agreement to lease a 74,731 square foot multi-purpose facility, which will nearly double its headquarters, operations and warehouse space. The lease term begins on September 15, 2008 and extends for five years.

At June 30, 2008, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Off-Balance Sheet Arrangements:

At June 30, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At June 30, 2008, the Company did not have any material commitments for capital expenditures.

Recent Accounting Pronouncements:


In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008 and did not have an impact on the Company as the Company does not have financial instruments subject to the expanded disclosure requirements of SFAS 157. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year delay of the effective date of FAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective as of the beginning of the Company's 2009 fiscal year.

Effective January 1, 2008, the Company adopted SFAS No. 159 ("FAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of FAS 159 had no impact on the Company's financial statements as the Company did not elect the fair value option.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the "Hierarchy"). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles" ("SAS 69"). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission's (the "SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60 ("SFAS No. 163"). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company's adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2007, Company did not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. On December 31, 2007, the Company sold all of the assets related to the VoIP business to 247MGI of Fort Lauderdale, Florida for 40,000,000 shares of 247MGI's common stock. The stock is traded on the OTC pink sheets. The Company has no plans to dispose of the 247MGI stock, and intends to hold it as a long-term investment.

The Company's debt obligations at June 30, 2008 were primarily short-term in nature. As of June 30, 2008, The Company does not have any long-term debt. However, the Company does have $23,907,492 of debt at a variable interest rate. As a result, the Company does have some financial risk from an increase in interest rates. To the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal controls as of December 31, 2007, and this assessment identified material weaknesses in our internal control over the financial reporting process. In particular, our accounting system can not be relied upon to properly value inventory, or to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The system's output has been reviewed, and our financial statements for the period ended June 30, 2008 properly reflect the Company's financial position.

In making the assessment of internal control over financial reporting management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the preceding paragraph, our management concluded that our internal control over financial reporting was not effective as of June 30, 2008.


We are actively engaged in the implementation of remediation efforts to address the material weakness in internal control over financial reporting. These remediation efforts include devising and implementing effective controls to review and monitor the system output, and to replace our current accounting software with new software. Management hired experts to assist in the evaluation and implementation of new accounting software. The evaluation was completed, the software has been paid for, and significant customization has been performed to adapt the software to the Company's business. All employees, managers and other system users have been trained and tested on the use of the new software. The Company has begun parallel testing of the software, and the software is not yet stable enough to "go live". The software will be "live" once all deficiencies have been addressed..

The Company believes that once the new software is installed and operational, all significant deficiencies will have been addressed and corrected.

Changes in Internal Control over Financial Reporting

         There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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




                                                      SOYO GROUP, INC.
                                                      --------------------
                                                      (Registrant)




DATE:      August 14, 2008                        By: /s/ Ming Tung Chok
                                                      -----------------------
                                                      Ming Tung Chok
                                                      President and Chief
                                                      Executive Officer



DATE:  August 14, 2008                            By: /s/ Nancy Chu
                                                      -----------------------
                                                      Nancy Chu
                                                      Chief Financial Officer



DATE:  August 14, 2008                            By  /s/ Jay Schrankler
                                                      --------------------------
                                                      Name: Jay Schrankler
                                                      Title: Director

DATE:  August 14, 2008                            By  /s/ Chung Chin Keung
                                                      --------------------------
                                                      Name: Chung Chin Keung
                                                      Title: Director

DATE:  August 14, 2008                            By  /s/ Henry Song
                                                      --------------------------
                                                      Name: Henry Song
                                                      Title: Director

                                INDEX TO EXHIBITS

Exhibit
Number         Description of Document
------         -----------------------

10.6        SOYO Group Agreement with UCB Bank, dated March 2, 2007

10.7        SOYO Group Agreement with Urmstrom Capital dated August 7, 2008

10.8        SOYO Group Agreement with Tatung dated June 27, 2008

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