Form 10-Q
period 2008-09-30
SOYO GROUP INC
filed 2008-11-10
CIK 1108955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2008


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


                  1290 East Elm St. , Ontario, California 91761
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

     Large accelerated filer [ ]                 Accelerated filer [ ]
     Non-accelerated filer [X]                   Smaller reporting Company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     As of November 11, 2008 there were 61,718,656 shares Outstanding.

     Documents Incorporated by Reference: None

SOYO GROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed  Consolidated  Balance  Sheets  -  September 30, 2008
           (Unaudited) and December 31, 2007...................................4

           Condensed  Consolidated  Statements of  Operations  (Unaudited) -
           Three and Nine Months Ended -  September 30, 2008 and 2007..........6

           Condensed  Consolidated  Statements  of Cash Flows  (Unaudited) -
          Nine Months Ended -  September 30, 2008 and 2007.....................8

           Notes to Condensed  Consolidated Financial Statements (Unaudited)
           - Three and Nine Months Ended -  September 30, 2008 and 2007.......10


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

   Item 4. Submission of Matters to a Vote of Security Holders................33

   Item 5. Other Information..................................................33

   Item 6. Exhibits and Reports on Form 8-K...................................33


SIGNATURES....................................................................33


                         SOYO Group, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets



                                                        September 30,   December 31,
                                                            2008           2007
                                                        ------------    ------------
                                                         (Unaudited)    (Restated)

ASSETS
Current Assets
Cash and cash equivalents                                     44,186       1,848,249
Accounts receivable, net of allowance
  for doubtful accounts of $ 933,040 and $783,573  at
September 30, 2008 and December 31, 2007 respectively     43,309,525      27,123,985
Inventories, net of allowance for inventory
obsolescence of $222,044 and $168,600 at  September
30, 2008 and December 31, 2007 respectively                8,358,053      12,221,265
Prepaid expenses                                             130,075         187,749
Deferred income tax assets                                   586,000         544,688
Deposits                                                   2,390,967       8,808,408
                                                        ------------    ------------
   Total Current Assets                                   54,818,806      50,734,344
                                                        ------------    ------------

Investment in 247 MGI                                          4,000         400,000

Property and equipment                                       340,993         316,287
Less accumulated depreciation
   and amortization                                         (172,194)       (141,613)
                                                        ------------    ------------
                                                             168,799         174,674

Deferred income tax - noncurrent                             801,000         658,312
    Total noncurrent assets                                  973,799       1,232,986

Total Assets                                            $ 55,792,605    $ 51,967,330
                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                        $ 10,770,431    $ 14,336,196
Accrued liabilities                                          217,707         789,526
Commercial Loans due to UCB                               25,495,237      27,824,490
Gateway Trade Finance                                      2,049,064               0
Short Term Note Payable                                      557,082               0

Income Tax Payable                                         1,378,698         889,518
                                                        ------------    ------------
   Total current liabilities                              40,468,219      43,839,730
                                                        ------------    ------------


                         SOYO Group, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (continued)



                                                        September 30,   December 31,
                                                            2008           2007
                                                        ------------    ------------
                                                         (Unaudited)    (Restated)


Long term payable                                                  0
                                                        ------------    ------------
Total liabilities                                         40,468,219      43,839,730
                                                        ------------    ------------

EQUITY
Class B Preferred stock, $0.001 par value,
  authorized - 10,000,000 shares, Issued
   and outstanding - 0 shares in 2008
   and 2,614,195 shares in 2007                                    0       2,187,165
Preferred stock backup withholding                                 0        (230,402)
Common stock, $0.001 par value.
   Authorized - 200,000,000 in 2008 and 75,000,000
shares in 2007, Issued and outstanding - 61,718,656
shares in 2008 and 52,004,656 shares in 2007                  61,719          52,005
Additional paid-in capital                                29,839,107      20,233,500
Accumulated deficit                                      (13,856,440)    (14,114,668)
Subscriptions Receivable                                    (720,000)              0
                                                        ------------    ------------
   Total shareholders' Equity                             15,324,386       8,127,600
                                                        ------------    ------------
Total liabilities and shareholders' equity              $ 55,792,605    $ 51,967,330
                                                        ============    ============



                    See accompanying notes to the unaudited
                  condensed consolidated financial statements

                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              Three months    Three months
                                                 ended           ended
                                              September 30,   September 30,
                                                  2008            2007
                                              ------------    ------------

Net revenues                                  $ 29,481,939    $ 33,435,184
Cost of revenues                                24,091,542      29,804,822
                                              ------------    ------------
Gross margin                                     5,390,397       3,630,362
                                              ------------    ------------
Costs and expenses:
Sales and marketing                                896,805        (315,296)
General and                                      2,944,906       1,750,423
administrative
Provision for doubtful accounts                    346,419          20,635
Depreciation and amortization:
   Property and equipment                            5,417          27,107
                                              ------------    ------------
Total costs and expenses                         4,193,547       1,609,129
                                              ------------    ------------
Income from operations                           1,196,850       2,021,233
Other income (expense):
   Interest income                                      20          18,037
   Interest                                       (490,139)       (440,277)
expense
Unrealized gain (loss) on equity investment       (396,000)           --
                                              ------------    ------------
   Other income (expense)                          (21,415)         (6,399)
                                              ------------    ------------
   Other income (expense), net                    (907,534)       (177,786)
Income before provision for income                 289,316       1,843,447
taxes
Provision for income taxes                         290,000          78,379
Deferred income tax benefit                       (135,000)           --
Net income (loss)                                  134,316       2,509,857

Less: dividends on convertible preferred           111,676          68,744
stock
Net income (loss) attributable to common            22,640       2,441,113
shareholders
Net income (loss) per common share -                   .00             .05
Basic and diluted                                      .00             .05

Weighted average number of shares of            58,963,656      49,039,156
common stock outstanding - Basic and            62,736,230      54,163,754
diluted


                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                               Nine months     Nine months
                                                 ended           ended
                                              September 30,   September 30,
                                                  2008            2007
                                              ------------    ------------

Net revenues                                  $ 86,472,214    $ 72,328,689
Cost of revenues                                72,989,631      62,287,039
                                              ------------    ------------
Gross margin                                    13,482,583      10,041,650
                                              ------------    ------------
Costs and expenses:
Sales and marketing                              2,464,819       1,400,442
General and                                      6,435,515       5,496,795
administrative
Provision for doubtful accounts                  1,527,546         278,042
Depreciation and amortization:
   Property and equipment                           30,581          68,161
                                              ------------    ------------
Total costs and expenses                        10,458,461       7,243,440
                                              ------------    ------------
Income from operations                           3,024,122       2,798,210
Other income (expense):
   Interest income                                  12,490          66,831
   Interest                                     (1,615,076)       (822,158)
expense
Unrealized gain (loss) on equity investment       (396,000)           --
   Other income                                     65,602         139,888
(expense)
   Other income (expense),                      (1,932,984)       (615,439)
net
Income before provision for income               1,091,138       2,182,771
taxes
Provision for income taxes                         748,000         271,239
Deferred income tax benefit                       (184,000)     (1,471,449)
Net income (loss)                                  527,138       3,382,981

Less: dividends on convertible preferred           268,911         195,667
stock
Net income (loss) attributable to common      $    258,227    $  3,187,314
shareholders
Net income (loss) per common share -                   .01             .06
Basic and diluted                                      .01             .06

Weighted average number of shares of            55,248,798      49,039,156
common stock outstanding - Basic and            59,021,372      54,163,754
diluted


                       See accompanying notes to unaudited
                  condensed consolidated financial statements.


                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Nine months     Nine months
                                                             ended           ended
                                                          September 30,  September 30,
                                                              2008            2007
                                                           -----------    -----------

OPERATING ACTIVITIES
Net Income (loss)                                              527,138      3,382,981
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and Amortization                                   30,581         68,159
 Unrealized (gain) loss on investment in 247MGI                396,000           --
Non cash payments for public relations                           6,825
Stock based compensation                                       395,494      1,169,437
Provision for doubtful accounts                                149,467        278,042
Provision for Inventory Obsolescence                            53,444           --
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable                                        (16,335,007)   (16,153,639)
Inventories                                                  3,809,768     (8,825,582)
Prepaid expenses                                                57,674        (69,063)
Deposits                                                     6,417,441       (314,453)
Deferred income tax asset                                     (184,000)    (1,370,569)
Increase (Decrease) in:
Accounts payable                                             2,438,263      3,831,034
Accrued liabilities                                           (571,819)       551,884
Income tax payable                                             489,180           --
                                                           -----------    -----------
Net cash used in operating activities                       (2,326,376)   (17,444,942)
                                                           -----------    -----------

INVESTING ACTIVITIES
Purchase of property and equipment                             (24,706)       (33,056)
Net cash used in investing activities                          (24,706)       (33,056)
                                                           -----------    -----------


FINANCING ACTIVITIES
Proceeds from business loan - net                              276,893     22,506,404

Payment of backup withholding tax on accreted                  (80,674)       (58,700)
dividends on preferred stock

Proceeds from Issuance of Common Stock                         350,800
Payment of Short term loan                                                   (100,000)
                                                           -----------    -----------
Payment of long term debt                                                  (3,735,198)
                                                           -----------    -----------
Net cash provided by (used in) financing activities            547,019     18,612,506
                                                           -----------    -----------

                         SOYO Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited) (continued)


                                                          Nine months     Nine months
                                                             ended           ended
                                                          September 30,  September 30,
                                                              2008            2007
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS
Net Increase (Decrease)                                     (1,804,063)     1,134,506
At beginning of Period                                       1,848,249      1,501,040
                                                           -----------    -----------
At End of Period                                                44,186      2,635,546
                                                           ===========    ===========


Supplemental Disclosure of Cash Flow Information
         Cash paid for Interest                              1,572,517        822,158

         Cash paid for Income Taxes                            458,000         21,503

Non cash investing and financing activities
Accretion of discount on Class B preferred stock               268,911        195,666

Stock Option Compensation                                      395,494      1,169,437
Non Cash- conversion of accounts payable to common stock     6,004,028
Non Cash- conversion of convertible preferred stock to
common stock                                                 2,456,075

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.


                         SOYO Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                   Nine Months Ended September 30, 2008 and 2007


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

Interim Financial Statements - The accompanying interim unaudited condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company's audited consolidated financial statements.

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008. The largest part of the Company's business, the importing and resale of consumer electronic products, is a seasonal business. The busiest time of the year is the holiday season, which occurs at the end of the year.

Business - The Company sells products under four different product lines: 1) Computer products ; 2) Consumer Electronics; 3) Furniture 4) Bluetooth Devices.

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

On December 31, 2007, the Company sold all of the assets related to the VoIP business to 247MGI of Fort Lauderdale, Florida for 40,000,000 shares of 247MGI's common stock. The stock is traded on the OTC pink sheets. The Company has no plans to dispose of the 247MGI stock, and intends to hold it long-term as an investment. The Company revalues the stock on its balance sheet each quarter, based on the market price. At September 30, 2008, the price was $0.0001, which reduced the value of the Company's shares to $4,000.

The Company's products are sold to distributors and retailers primarily in North and South America.

SOYO Group Inc. has signed a license agreement with Honeywell International Inc., effective January 1, 2007, under which SOYO will create and market certain consumer electronics products under the Honeywell Brand.

The agreement is for a minimum period of 6.5 years and calls for the payment of MINIMUM royalties by SOYO to Honeywell totaling $3,840,000 (Three Million, Eight Hundred and Forty Thousand Dollars U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement were $353,000 through December 31, 2007, and $469,000 through December 31, 2008. The Company made the required payments in 2007, and through September 30, 2008 had paid $330,000 in 2008 royalties.

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

2.   Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of the outstanding stock options granted to employees in 2007. The calculation of fully diluted shares is as follows:

         Weighted average Shares outstanding at 9/30/2008             55,248,798

              Vested in the money options                              3,772,574

         Total fully diluted shares at 9/30/2008                      59,021,372

On August 7, 2008, the Company reached an agreement with the independent 3rd party that owned the Class B preferred stock to fix the conversion of the Class B preferred stock to common stock at 2,750,000 common shares. With the mandatory conversion date less than six months away, recent volatility of the Company's share price, weakness in the stock market and perceived market uncertainty, the Company believed it was prudent to fix the conversion at this time. If no deal had been made, at September 30, 2008, the amount of shares due to the 3rd party investor would have been 6,234,950.

The Company applies the treasury stock method to each individual compensation grant. If a grant is out-of-the-money based on the stated exercise price, the effects of including any component of the assumed proceeds associated with that grant in the treasury stock method calculation would be antidilutive. A holder would not be expected to exercise out-of-the money awards. For the period ended September 30, 2008, the stock options granted in 2007 were "in the money" and therefore are included in the computation of diluted EPS.


Comprehensive Income (Loss) - The Company reports comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) during the three and nine months ended September 30, 2008 and 2007.

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

On July 22, 2005, the Company issued 2,889,000 option grants to employees at a strike price of $0.75. One third of those options vested and were available for purchase on July 22, 2006, one third vested on July 22, 2007, and one third will vest on July 22, 2008. The grants will expire if unused on July 22, 2010. As of September 30, 2008, none of the options had been exercised, none were "in the money" and 1,200,000 options issued to Ming Chok and Nancy Chu had been returned to the Company. Seventeen employees who were issued stock options in 2005 had left the Company, and those 17 employees forfeited 714,000 options. All of the remaining 963,000 options were vested and 353,00 have benn exercised as of September 30, 2008. If not exercised, all 609,500 options will expire on July 22, 2010.

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

During 2007, 609,000 of the options granted in 2007 were exercised. During the nine months ended September 30, 2008, 113,000 stock options were exercised. As of September 30, 2008, nine individuals who were granted options in 2007 had left the Company. Those individuals exercised a total of 232,000 options, and forfeited an additional 621,000 options.

As of September 30, 2008, employees held 4,170,000 options of the options granted in 2007, of which 3,707,074 have vested. The Company also issued 100,000 options to three new employees later in 2007. One of those employees left the Company and surrendered 50,000 options. Of the 50,000 remaining options, 32,000 have vested.

For the nine months ended September 30, 2008 and 2007, the Company recorded $404,697 and $1,169,437 respectively, in compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in 2005 and 2007. The compensation costs are based on the fair value at the grant date.

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


3.   Investment in 247MGI

On December 31, 2007, the Company completed the sale of all assets of the VoIP division to 247MGI, Inc., a Miami, Florida based publicly traded corporation just beginning operations. The sales price of the assets was $1,000,000, which was paid by 40,000,000 shares of 247MGI's restricted common stock. As of September 30, 2008, the shares had not been registered under the Securities Act of 1933, and any future sale of the shares was restricted completely for one year, and subject to volume restrictions after that. The Company has no management participation in 247MGI's business. At December 31, 2007, 247MGI had only 75,272,814 common shares outstanding, so the Company owned a majority of the outstanding shares. In February, 2008, 247MGI issued 335,000,000 common shares, diluting our holding to approximately 10% of the outstanding common shares. The Company intends to hold the 247MGI shares as a long-term investment.

Since the Company's shares are unregistered and illiquid, the net realizable value of the Company's investment is difficult to calculate. The Company has initially recorded the investment for $400,000 and will mark the investment to market each quarter. At September 30, 2008, the Company has valued the investment at $4,000, resulting in an unrealized loss of $396,000.


4.   Fair Value

     SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing and asset or liability.

         Assets measured at fair value are summarized below:


                                                      Fair Value Measurements at September 30, 2008 Using
                                                      ---------------------------------------------------

                                                         Quoted
                                                        Prices in
                                                         Active           Significant
                                                       Markets for           Other            Significant
                                                        Identical          Observable        Unobservable
                                    September 30,        Assets             Inputs              Inputs
                                       2008            (Level 1)           (Level 2)           (Level 3)
                                   --------------     ------------        -----------        ------------


I Investment in 247MGI             $        4,000     $      4,000               --                  --



5.   Accounts Payable

During the second  quarter,  the Company was able to reach an  agreement  with a supplier over unpaid debts.  To settle the debt,  the Company  issued  5,900,000 shares  of its  restricted  common  stock  to the  supplier  in  return  for the retirement  of  $6,004,028  of debt.  The Company  took this step to improve its balance  sheet  and  financial  ratios  as it  continues  to  negotiate  a large financing  line.  The Company has negotiated a buy back  provision,  at its sole discretion,  with the supplier, and intends to buy back all of the shares issued within the next five years.


6    Commercial Loans Due to UCB

At September 30, 2008, Commercial loans due to UCB consisted of:

------------------------------------- ------------
Asset based financing                 $ 23,999,797
------------------------------------- ------------
Additional loan                          1,495,440
------------------------------------- ------------
      Total                           $ 25,495,237
------------------------------------- ------------


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

In June 2008, the Purchase Order finance line and the Asset Based Finance line were consolidated as an Asset Based Finance Line with a $24 million limit. During the 3rd quarter, the bank issued a Letter of Credit to one of the Company's suppliers for $1.5 million. At September30, 2008, the total balance of the loan due to UCB was $25,495,237.

7.   Gateway Trade Finance

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

The interest rate, commission rate and other variables change for each addendum. At September 30, 2008, the Company owed Gateway $2,049,064. The Company does not plan to utilize external financing like this for future purchases due to the high cost, but may do so on a limited basis if the transaction warrants it.

8.   Short Term Loan

During the quarter, a third party individual provided $557,082 on the Company's behalf, which served as the deposit required for the Company to post a letter of credit and obtain finished goods from a vendor. The individual, who has had no other dealings with the Company and is not a shareholder, is affiliated with the vendor manufacturing the goods, and agreed to post the deposit required for the letter of credit. The entire amount of $557,082 was still outstanding at September 30,2008. The individual received no collateral for his deposit, and will be repaid his principal plus a weekly fee. There is no designated interest rate on the loan.

9    Shareholders' Equity

     a.   Common Stock

As of December 31, 2002, the Company had authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

On August 4, 2008, during the Company's 2007 annual meeting, the Company's shareholders voted to increase the number of authorized shares to 200,000,000 shares of common stock with a par value of $0.001 per share.

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

During the nine months ended September 30, 2008, 288,000 shares were issued to employees exercising stock option, 5,900,00 shares were issued to a vendor in leiu of payment, and 2,750,000 shares were issued to Urmstrom Capital as payment for preferred stock.

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

On August 7, 2008, the Company reached an agreement with the independent 3rd party that owned the Class B preferred stock to fix the conversion of the Class B preferred stock to common stock at 2,750,000 restricted common shares. The shares were issued by the Company on August 14, 2008. With the mandatory conversion date less than six months away, recent volatility of the Company's share price, weakness in the stock market and perceived market uncertainty, the Company believed it was prudent to fix the conversion at this time. Based on these factors, the Company believes that it made a very favorable deal.


     10.  Income Taxes

Components of the provision (benefit) for income taxes for the periods ended:

                                                                                 Nine
                                                    Year           Year         Months
                                                   Ended          Ended          Ended
                                                 12/31/2006     12/31/2007     9/30/2008
                                                -----------    -----------    -----------

     Current:
        Federal                                 $     1,000    $   515,000    $   623,000
        State                                        52,000        324,000        125,000
                                                -----------    -----------    -----------
        Total                                        53,000        839,000        748,000
                                                -----------    -----------    -----------

     Deferred:
        Federal                                        --       (1,038,000)      (150,000)
        State                                          --         (165,000)       (34,000)
                                                -----------    -----------    -----------
        Total                                          --       (1,203,000)      (184,000)
                                                -----------    -----------    -----------
     Total                                      $    53,000    $  (364,000)   $   564,000
                                                ===========    ===========    ===========


Components of deferred income taxes as of:

                                                 12/31/2006     12/31/2007      9/30/2008
                                                -----------    -----------    -----------


     Net operating loss carryforwards           $ 1,310,000    $      --      $      --
     Depreciation                                   288,000        214,000        202,000
     Reserves and allowances                        214,000        442,000        682,000

     Shares-based compensation                         --          444,000        441,000
     State income taxes                              69,000        103,000         62,000
                                                -----------    -----------    -----------
     Total deferred tax assets                    1,881,000      1,203,000      1,387,000

     Valuation allowance                         (1,881,000)          --             --
                                                -----------    -----------    -----------



     Net deferred tax assets                    $      --      $ 1,203,000    $ 1,387,000
                                                ===========    ===========    ===========


Reconciliation of federal income tax
rate:

                                                                                 Nine
                                                    Year           Year         Months
                                                   Ended          Ended          Ended
                                                 12/31/2006     12/31/2007     9/30/2008
                                                -----------    -----------    -----------

     Federal statutory rate                            34.0%          34.0%          34.0%
     Stock-based compensation                          33.0%           9.5%          12.6%
     State income taxes                                 6.5%           3.6%           5.6%
     Non-deductible expenses                            2.9%           0.6%           1.6%
     Change in valuation allowance                    -67.2%         -60.0%           0.0%
     Other                                              0.8%           0.0%          -2.1%
                                                -----------    -----------    -----------
     Effective tax rate                                10.0%         -12.3%          51.7%
                                                ===========    ===========    ===========




11 Significant Concentrations

     a.   Customers

The Company sells to both distributors and retailers. Revenues through such distribution channels are summarized as follows:

                                                              Three Months Ended September 30,
-------------------------------------------------------------------------------------------------------------
                                                      2008              %              2007            %
--------------------------------------------- ------------------- ------------- ----------------- -----------
Revenues:
--------------------------------------------- ------------------- ------------- ----------------- -----------
     Distributors                              $       20,998,180         71.22 $      15,997,750       47.85
--------------------------------------------- ------------------- ------------- ----------------- -----------
     Retailers                                          7,868,246         26.69        14,652,522       43.82
--------------------------------------------- ------------------- ------------- ----------------- -----------
     Others                                               615,513          2.09         2,784,912        8.33
--------------------------------------------- ------------------- ------------- ----------------- -----------
Total                                          $       29,481,939        100.00 $      33,435,184      100.00
--------------------------------------------- ------------------- ------------- ----------------- -----------


                                                               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------
                                                      2008              %              2007            %
--------------------------------------------- ------------------- ------------- ----------------- -----------
Revenues:
--------------------------------------------- ------------------- ------------- ----------------- -----------
     Distributors                             $        56,659,381         65.52 $      42,134,450       58.25
--------------------------------------------- ------------------- ------------- ----------------- -----------
     Retailers                                         24,796,222         28.68        23,420,813       32.38
--------------------------------------------- ------------------- ------------- ----------------- -----------
     Others                                             5,016,611          5.80         6,773,426        9.37
--------------------------------------------- ------------------- ------------- ----------------- -----------
Total                                         $        86,472,214        100.00 $      72,328,689      100.00
--------------------------------------------- ------------------- ------------- ----------------- -----------



During the three months ended September 30, 2008 and 2007, the Company offered price protection to certain customers under specific programs aggregating $
428,536 and $299,853 respectively, which reduced net revenues and accounts receivable accordingly.

During the nine months ended September 30, 2008 and 2007, the Company offered price protection to certain customers under specific programs aggregating
$1,159,208 and $840,005 respectively, which reduced net revenues and accounts receivable accordingly.


During the three months ended September 30, 2008, the Company had no customers that accounted for more than 10% of net revenues during the quarter.

During the three months ended September 30, 2007, the Company had one customer that accounted for more than 10% of net revenues during the quarter.

Customer                        Revenues
Office Max                     $8,207,597


     b.   Geographic Segments

Financial information by geographic segments is summarized as follows:


                                                             Three Months Ended September 30,
--------------------------------------------------------------------------------------------------------------
                                             2008                %              2007                 %
----------------------------------- ---------------------- ------------ --------------------- ----------------

Gross revenues:
----------------------------------- ---------------------- ------------ --------------------- ----------------
     United States                  $           15,971,149        54.17 $          25,048,776            74.92
----------------------------------- ---------------------- ------------ --------------------- ----------------
     Canada                                      2,293,622         7.78             3,651,806            10.92
----------------------------------- ---------------------- ------------ --------------------- ----------------

     Central and South America                  11,231,552        38.10             1,993,723             5.96
----------------------------------- ---------------------- ------------ --------------------- ----------------
     Others                                        (14,384)        (.05)            2,740,879             8.20
----------------------------------- ---------------------- ------------ --------------------- ----------------
Total                               $           29,481,939       100.00 $          33,435,184           100.00


                                                              Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------
                                             2008                %              2007                 %
----------------------------------- ---------------------- ------------ --------------------- ----------------
Gross revenues:
----------------------------------- ---------------------- ------------ --------------------- ----------------
     United States                  $           50,264,710        58.13 $          53,772,219            74.34
----------------------------------- ---------------------- ------------ --------------------- ----------------
     Canada                                      2,280,430         2.64             7,367,771            10.19
----------------------------------- ---------------------- ------------ --------------------- ----------------
     Central and South America                  33,141,321        38.33             7,193,625             9.95
----------------------------------- ---------------------- ------------ --------------------- ----------------
     Asia and Others                               785,753        00.90             3,995,074             5.52
----------------------------------- ---------------------- ------------ --------------------- ----------------
Total                               $           86,472,214       100.00 $          72,328,689           100.00
----------------------------------- ---------------------- ------------ --------------------- ----------------


                                                             Three Months Ended September 30,
--------------------------------------------------------------------------------------------------------------
                                             2008                %              2007                 %
------------------------------------ --------------------- ------------ --------------------- ----------------
Revenues:
------------------------------------ --------------------- ------------ --------------------- ----------------
     Computer Parts and Peripherals  $          25,294,205        85.80 $          14,340,348            42.89
------------------------------------ --------------------- ------------ --------------------- ----------------
     Consumer Electronics                        4,130,370        14.01            19,032,619            56.92
------------------------------------ --------------------- ------------ --------------------- ----------------
     VoIP                                                                              21,557             0.07
------------------------------------ --------------------- ------------ --------------------- ----------------
Furniture                                           57,364         0.19                40,660             0.12
------------------------------------ --------------------- ------------ --------------------- ----------------
Total                                $          29,481,939       100.00 $          33,435,184           100.00
------------------------------------ --------------------- ------------ --------------------- ----------------


                                                              Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------
                                             2008                %              2007                 %
------------------------------------ --------------------- ------------ --------------------- ----------------
Revenues:
------------------------------------ --------------------- ------------ --------------------- ----------------
     Computer Parts and Peripherals  $          71,028,384        82.14 $          38,115,666            52.70
------------------------------------ --------------------- ------------ --------------------- ----------------
     Consumer Electronics                       15,213,975        17.59            34,088,058            47.13
------------------------------------ --------------------- ------------ --------------------- ----------------
     VoIP                                                                              65,823             0.09
------------------------------------ --------------------- ------------ --------------------- ----------------
Furniture                                          229,855         0.27                59,142             0.08
------------------------------------ --------------------- ------------ --------------------- ----------------
Total                                $          86,472,214       100.00 $          72,328,689           100.00
------------------------------------ --------------------- ------------ --------------------- ----------------

     d.   Suppliers

As of September 30, 2008, no more than 28% of the products distributed by the SOYO Group in 2008 were being supplied by any one supplier. Other than that single supplier, no other vendor supplied more than 24% percent of the Company's inventory available for sale. SOYO Group, Inc. is establishing new partnerships with other OEM manufacturers in the North America and Asia Pacific Regions in order to provide innovative products for consumers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Financial Outlook:


For the nine months ended September 30, 2008, the Company earned $527,138 or $0.01 per share before dividends on preferred stock

For the nine months ended September 30, 2007, The Company earned $3,382,981, or ..06 per share before dividends on preferred stock.

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

During 2008, the Company had its lending limits cut as a result of the global "credit crunch". As of September 30, 2008, the Company's ABL line with UCB had a limit of $24,000,000. UCB also extended further credit to the Company of $1,500,000. As of September 30, 2008, the Company's borrowings from UCB were at the maximum levels.

At September 30, 2008, the Company also owed $2,049,064 to Gateway Trade Finance, and $557,082 to an individual. See footnotes 7 and 8 for more details.

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



Results of Operations:

Three Months Ended September 30, 2008 and 2007:

Net Revenues. Net revenues decreased by $3,953,245 or 11.8%, to $29,481,939 in the three months ended September 30, 2008, as compared to $33,435,184 in 2007. The decrease in revenues was mainly due to reduced sales in the United States, resulting from the poor economy and the Company's reducing its credit risk. Additionally, the Company was unable to purchase some goods due to its credit limits being decreased by lenders..

Gross Margin. Gross margin was $5,390,397 or 18.3% in 2008, as compared to $3,630,362 or 10.9% in 2007. The large increase in gross margin has two causes. First, due to the current economic climate, the Company has cut out all marketing and sales promotion expenses. The Company feels that in the current climate, with sales prices and margins squeezed as they currently are, the Company is unwilling to spend any funds on promotions. Secondly, the Company has employed a logistics Company to coordinate movement of the Company's products throughout the world, including the initial purchases of goods from Asia. The corresponding savings in transportation costs reduced the landed costs of the goods and increased the gross margin on sales.

Sales and Marketing Expenses. Selling and marketing expenses were $896,805 in 2008, as compared to $ (315,296) in 2007. The Company began using outside sales reps to open new markets in 2006, and as the sales have grown, the commissions grew. The Company continues to believe this is a cost effective way to obtain shelf space at various retailers, so the outside commissions are likely to continue to grow larger as the business continues to grow and mature. The negative expense in 2007 resulted from a $1,100,000 one time concession the Company was able to negotiate from one of its suppliers.

General and Administrative Expenses. General and administrative expenses increased by $1,194,483 to $2,944,906 in the quarter ended September 30, 2008, as compared to $1,750,423 in 2007. There are several reasons for the increase. The Company incurred penalties during the quarter of almost $300,000 due to late shipments to big box retailers in the US. Additionally, costs relating to the Company's proxy statement, annual meeting and shareholder vote were not incurred in 2007, and the Company's search for additional third party financing has been expensive,.

Bad Debts. The Company recorded a provision for doubtful accounts of $346,419 in the three months ended September 30, 2008, and $20,635 for the three months ended September 30, 2007. The provision has increased substantially as the Company's revenues have grown. During the quarter, the Company began using credit insurance to hedge against bad debts, as the Company has had trouble collecting from some smaller independent accounts during 2008. The Company believes the bad debts are reasonable at approximately 1% of revenues during the quarter. With the insurance policy in place during the third quarter, the Company's credit risk has been substantially reduced.

Depreciation and Amortization. Depreciation and amortization of property and equipment was $5,417 for the three months ended September 30, 2008, as compared to $27,107 for the three months ended September 30, 2007. The decrease was caused by the sale of the VoIP assets in December 2007. The Company owns less property and equipment subject to depreciation.

Income from Operations. The income from operations was $1,196,850 for the three months ended September 30, 2008, as compared to $2,021,233 for the three months ended September 30, 2007 This is a result of the large increase in operating expenses described above.

Miscellaneous Income (Loss). The miscellaneous income (loss) for the three months ended September 30, 2008 was a loss of $417,415. That was due to a $396,000 unrealized loss on investment in 247MGI which was marked-to-market. Miscellaneous income was a loss of $6,399 for the three months ended September 30, 2007.

Interest Income. Interest income was $20 for the three months ended September 30, 2008, as compared to $18,037 for the three months ended September 30, 2007. The decrease is due to the Company having less cash on hand due to very tight credit constraints. All available cash is being used to purchase inventory.

Interest Expense. Interest expense was $490,139 for the three months ended September 30, 2008. Interest expense was $440,277 for the three months ended
September 30, 2007. The increase was due to a single factor. The Company's revenues have grown significantly throughout the last year, as has the need for capital. The Company is borrowing more money under its credit lines. Additionally, to finance customer purchase orders, the Company has borrowed money from non traditional sources such as Gateway Finance, which is a much more expensive source than using banks.

Provision for Income Taxes. The Company's provision for income taxes for the three months ended September 30, 2008 is $290,000, as compared to $78,379 for the three months ended September 30, 2007. The increased provision, despite lower earnings, is due to the Company no longer having any loss carry forwards to offset income.

Deferred Income Tax Benefit/ (Expense): The deferred income tax benefit (expense) was ($135,000) for the three months ended September 30, 2008. This is a result of timing differences between GAAP income and taxable income.

Net Income  (loss).  Net income  (loss) was $22,640 for the three  months  ended
September 30, 2008, as compared to $2,441,113 for the three months ended September 30, 2007.


Nine Months Ended September 30, 2008 and 2007:

Net Revenues. Net revenues increased by $14,143,525 or 19.55%, to $86,472,214 in the nine months ended September 30, 2008, as compared to $72,328,689 in 2007. The increase in revenues was mainly due to strong US sales in the first six months, and several new accounts opened during the first half of the year. The third quarter of 2008 was the first quarter in almost two years that the Company did post a year over year revenue increase of at least 40%.

Gross Margin. Gross margin was $13,482,583 or 16.0% in 2008, as compared to $10,041,650 or 14.0% in 2007. Gross margins increased on a percentage basis as the Company drastically cut all promotion and marketing costs. Additionally, gross margins were helped as the Company increased its business in Latin America, where the margins are better than on US sales.

Sales and Marketing Expenses. Selling and marketing expenses increased by $1,064,377 to $2,464,819 in 2008, as compared to $1,400,442 in 2007. The increase is due completely to the continued use of outside sales reps during the period. The Company began using outside sales reps to open new markets in 2006, and as the sales have grown, the commissions grew. The Company continues to believe this is a cost effective way to obtain shelf space at various retailers, so the outside commissions are likely to continue to grow larger as the business continues to grow and mature. However, these costs must be monitored carefully as margins and prices shrink in difficult economic circumstances.

General and Administrative Expenses. General and administrative expenses increased by $938,720 to $6,435,515 in 2008, as compared to $5,496,795 in 2007.
There are several reasons for the increase. First, royalties to Honeywell are being booked as expenses in 2008, whereas they were booked as prepayments in 2007. The Company also incurred penalties of almost $300,000 due to late shipments to big box retailers in the US. Third, costs relating to RMA and repair of goods has increased as sales have increased, and lastly, the cost of funding the Company's operations has increased significantly. Although those costs are primarily interest related, there are several fees relating to those costs that are booked to SG&A expenses.

Future quarters will see rental expense will rise significantly. On November 3, 2008, the Company moved to a new corporate headquarters, doubling both the size of the warehouse and the rental expense. (see the principal commitments section of this report for more details).

Bad Debts. The Company recorded a provision for bad debts of $1,527,546 for the nine months ended September 30, 2008, and $278,042 for the nine months ended September 30, 2007. The provision has increased substantially as the Company's revenues have grown, and as the Company has had trouble collecting from some smaller independent accounts during the year. The problem began in the first quarter, and carried over to the second quarter. As a result, the Company has tightened its credit policies to protect against bad debts, cut credit limits to several customers, and has been buying credit insurance when management has deemed that the prudent course of action. .

Depreciation and Amortization. Depreciation and amortization of property and equipment was $30,581 for the nine months ended September 30, 2008, as compared to $68,161 for the nine months ended September 30, 2007. The decrease was caused by the sale of the VoIP assets in December 2007. The Company owns less property and equipment subject to depreciation.

Income from Operations. The income from operations was $3,024,122 for the nine months ended September 30, 2008, as compared to $2,798,210 for the nine months ended September 30, 2007. This is a result of the increased revenues and gross margins described above.

Miscellaneous Income. The miscellaneous income for the nine months ended September 30, 2008 amounted to $65,602. Miscellaneous income was $139,888 for the nine months ended September 30, 2007. The difference is due to less income earned on foreign currency exchange as a result of transactions done in Canadian dollars.

Interest Income. Interest income was $12,490 for the nine months ended September 30, 2008, as compared to $66,831 for the nine months ended September 30, 2007. The decrease, while insignificant, is due to the Company having less cash on hand due to very tight credit constraints. All available cash is being used to purchase inventory.

Interest Expense. Interest expense was $1,615,076 for the nine months ended September 30, 2008. Interest expense was $822,158 for the nine months ended
September 30, 2007. The increase was due to a single factor. The Company's revenues have grown significantly throughout the last year, as has the need for capital. The Company is borrowing more money under its credit lines, and is not getting as favorable terms on its borrowings. The Company has even used non traditional lenders such as Gateway Finance Corp. to meet its obligations to its customers.

Provision for Income Taxes. The Company recognized a provision for income taxes of $748,000 in 2008, as compared to $271,239. The provision is now necessary as net operating loss carry forwards will no longer offset the Company's tax liabilities.

Deferred Income Tax Benefit/ (Expense): The deferred income tax benefit (expense) was $184,000 for the nine months ended September 30, 2008. This is a result of timing differences between GAAP income and taxable income. The deferred income tax benefit was $1,471,449 for the nine months ended September 30, 2007. The difference is mainly due to the decreased cost related to employee stock options, from which a large portion of the deferred tax benefit is generated.

Net Income. Net income was $527,138 for the nine months ended September 30, 2008, as compared to $3,382,981 for the nine months ended September 30, 2007.

Financial Condition - September 30, 2008:

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

Operating Activities. The Company utilized cash of $2,326,376 from operating activities during the nine months ended September 30, 2008, as compared to utilizing cash of $17,444,944 in operating activities during the nine months ended September 30, 2007.

At September 30, 2008, the Company had cash and cash equivalents of $44,186, as compared to $1,848,249 at December 31, 2007.

The Company had working capital of $14,350,587 at September 30, 2008, as compared to working capital of $6,894,614 at December 31, 2007, resulting in current ratios of 1.35:1 and 1.16:1 at September 30, 2008 and December 31, 2007, respectively.

Accounts receivable increased to $43,309,525 at September 30, 2008, as compared to $27,123,985 at December 31, 2007, an increase of $16,185,540. The Company's provision for doubtful accounts was $933,040 as of September 30, 2008.

Inventories decreased to $8,358,053 at September 30, 2008, as compared to $12,221,265 at December 31, 2007, a decrease of $3,683,213. Inventory in transit was $668,168 at September 30, 2008.

Accounts payable decreased to $10,770,431 at September 30, 2008, as compared to $14,336,196 at December 31, 2007, a decrease of $3,565,765. During the year, the Company was able to reach an agreement with a former supplier over unpaid debts. To settle the debt, the Company issued 5,900,000 shares of its restricted common stock to the supplier in return for the retirement of $6,004,028 of debt.

Accrued liabilities decreased to $217,707 at September 30, 2008, as compared to $789,526 at December 31, 2007, a decrease of $571,819.

Commercial loans due to UCB increased to $25,495,237 at September 30, 2008 from $27,824,490 at December 31, 2007. See footnote 6 for more information.

Due to Gateway Trade Finance was $2,049,064 at September 30, 2008. During March 2008, the Company received a large order from a customer that could not be financed by its current credit facilities. The Company negotiated for Gateway Trade Finance to guarantee payment of the production run. This balance was paid off during the second quarter, however the Company ran into the same issues with credit lines, and again turned to a non conventional lender. The Company does not plan to utilize external financing like this for future purchases due to the high cost, but may do so on a limited basis if the transaction warrants it.


Principal Commitments:

A summary of the Company's contractual cash obligations as of September 30, 2008, is as follows:

                                        Less than 1                               Over
    Contractual Cash Obligations           year       2-3 years     4-5 years    5 years
                                        ----------   -----------   ----------   ----------

Operating Leases                        $  236,119   $   909,632   $1,047,916   $  122,322
Advances from Directors                        N/A           N/A          N/A          N/A
Notes Payable/ Short Term Loan          $  557,082           N/A          N/A          N/A
Purchase Commitments                    $  668,168           N/A

Royalty Payments Due                    $  479,000                 $1,287,500   $1,250,500
Long-Term Debt                                --            --           --           --
                                        ----------   -----------   ----------   ----------
Total                                   $3,177,311   $2,1,97,132   $2,298,416   $  122,322
                                        ==========   ===========   ==========   ==========

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

The agreement is for a minimum period of 6.5 (six point five) years and calls for the payment of MINIMUM royalties by SOYO to Honeywell International Inc.
totaling  $3,840,000  (Three Million,  Eight Hundred and Forty Thousand  Dollars
U.S.). Sales levels in excess of minimum agreed targets will result in associated increases in the royalty payments due. Minimum royalty payments due under the agreement are $469,000 in 2008. Although the Company signed the agreement in 2007 and no sales of Honeywell branded products were made in 2007, $353,000 in royalties were paid to Honeywell International Inc. in 2007, and $330,000 has been paid so far in 2008.

Off-Balance Sheet Arrangements:

At June 30, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

At June 30, 2008, the Company did not have any material commitments for capital expenditures.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008 and the Company added a footnote to the financial statements regarding the investment in 247MGI to comply with the expanded disclosure requirements of SFAS 157. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year delay of the effective date of FAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective as of the beginning of the Company's 2009 fiscal year.

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

In December, 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company believes this will have no impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60 ("SFAS No. 163"). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company's adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's debt obligations at September 30, 2008 were primarily short-term in nature. As of September 30, 2008, The Company does not have any long-term debt. However, the Company does have $25,495,237 of debt at a variable interest rate. As a result, the Company does have some financial risk from an increase in interest rates. To the extent that the Company arranges new interest-bearing borrowings in the future, an increase in current interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal controls as of December 31, 2007, and this assessment identified material weaknesses in our internal control over the financial reporting process. In particular, our accounting system can not be relied upon to properly value inventory, or to generate timely and accurate financial information to allow for the preparation of timely and complete financial statements. The system's output has been reviewed, and our financial statements for the period ended September 30, 2008 properly reflect the Company's financial position.

In making the assessment of internal control over financial reporting management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the preceding paragraph, our management concluded that our internal control over financial reporting was not effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f and 15d-15(f) under the Securities Exchange Act of
1934) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                SOYO GROUP, INC.
                              --------------------
                                  (Registrant)




DATE:      November 11, 2008                          By: /s/ Ming Tung Chok
                                                      -----------------------
                                                      Ming Tung Chok
                                                      President and Chief
                                                      Executive Officer



DATE:  November 11, 2008                              By: /s/ Nancy Chu
                                                      -----------------------
                                                      Nancy Chu
                                                      Chief Financial Officer



DATE:  November 11, 2008                              By /s/ Jay Schrankler
                                                      --------------------------
                                                      Name: Jay Schrankler

                                                      Title: Director

DATE:  November 11, 2008                              By /s/ Chung Chin Keung
                                                      --------------------------
                                                      Name: Chung Chin Keung
                                                      Title: Director

DATE:  November 11, 2008                              By /s/ Henry Song
                                                      --------------------------
                                                      Name: Henry Song
                                                      Title: Director

                                INDEX TO EXHIBITS

Exhibit
Number         Description of Document
------         -----------------------

10.6           SOYO Group Agreement with UCB Bank, dated March 2, 2007

10.7           SOYO Group Agreement with Urmstrom Capital dated August 7, 2008

10.8           SOYO Group Agreement with Tatung dated August 10, 2008

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